Form 10-Q
period 1999-09-30
2THEMART COM INC
filed 1999-12-08
CIK 1081192

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended SEPTEMBER 30, 1999.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________________ to _________________.


                       Commission File Number: ___________


                               2THEMART.COM, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


       Oklahoma                                                33-0544320
------------------------                                  ----------------------
(State of Incorporation)                                    (I.R.S. Employer
                                                          Identification Number)


          18301 Von Karman Avenue, 7th Floor, Irvine, California, 92612
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (949) 477-1200
--------------------------------------------------------------------------------
              (Registrants' telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time as required), and (2) have been subject to such filing requirements for the past 90 days.

                  2TheMart.com, Inc.:    Yes        No  X
                                             ---       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 2TheMart.com, Inc.:
Common Stock, $0.0001 par value, 25,741,640 shares outstanding as of October 31, 1999.

================================================================================

                                  2THEMART.COM

                                      INDEX

                                                                              PAGE
                                                                            --------
PART I FINANCIAL INFORMATION

Item 1. Financial Statements:

        -   Balance Sheet as of September 30, 1999 (unaudited)                     3

        -   Statements of Operations for the Three Months Ended
            September 30, 1999 and for the Period December 22, 1998
            (inception) to September 30, 1999 (unaudited)                          4

        -   Statement of Changes in Stockholders' Equity for the
            Period December 22, 1998 (inception) to September 30, 1999
            (unaudited)                                                            5

        -   Statement of Cash Flows for the Period December 22, 1998
            (inception) to September 30, 1999 (unaudited)                          6

            Notes to Financial Statements                                    7 to 10

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                               11 to 13

Item 3. Quantitative and Qualitative Disclosures About Market Risk                13


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                         14

Item 2. Changes in Securities and Use of Proceeds                                 14

Item 3. Defaults Upon Senior Securities                                           15

Item 4. Submission of Matters to a Vote of Security Holders                       15

Item 5. Other Information                                                         15

Item 6. Exhibits and Reports on Form 8-K                                          15

SIGNATURES                                                                        16

                               2THEMART.COM, INC.
                        (a Development Stage Enterprise)

                                  BALANCE SHEET
                               September 30, 1999
                                  (unaudited)


ASSETS

Cash and cash equivalents                                         $   170,295
                                                                  -----------
     Total current assets                                             170,295

Property and equipment
     Computer hardware and software                                 6,454,019
     Furniture, fixtures and other office equipment                   350,344
     Tenant improvements                                              288,718
     Less:  accumulated depreciation                                  (45,930)
                                                                  -----------
                                                                    7,047,151

Restricted cash                                                       124,448
Prepaids and other assets                                             240,280
                                                                  -----------
     Total other assets                                               364,728

Total Assets                                                      $ 7,582,174
                                                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                  $   668,449
Accrued liabilities                                                   559,425
                                                                  -----------
     Total current liabilities                                      1,227,874

Note payable to shareholder                                           500,000
Notes payable to officers                                           2,250,000
                                                                  -----------
                                                                    2,750,000

Stockholders' Equity
Preferred stock, par value $0.0001;
  25,000,000 shares authorized;
  none issued and outstanding                                              --

Common stock, par value $0.0001;
  50,000,000 shares authorized;
  25,300,430 issued and outstanding                                     2,530

Additional paid-in capital                                          8,961,591

Deferred compensation expense                                      (1,250,789)

Deficit accumulated during the development stage                   (4,109,032)
                                                                  -----------
                                                                    3,604,300

Total Liabilities and Stockholders' Equity                        $ 7,582,174
                                                                  ===========


                            See accompanying notes.

                               2THEMART.COM, INC.
                        (a Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                  For the Period
                                                            For the Three        December 22, 1998
                                                             Months Ended         (inception) to
                                                          September 30, 1999    September 30, 1999
                                                          ------------------    ------------------
Interest income                                              $     12,321         $     99,047

General and administrative
     Employee compensation                                        551,155              999,923
     Compensatory stock and option issuances                      527,904            1,337,832
     Professional fees                                            409,963              642,338
     Rent                                                         101,725              188,777
     Other                                                        617,303            1,039,209
                                                             ------------         ------------
                                                                2,208,050            4,208,079
                                                             ------------         ------------
Net loss                                                     $ (2,195,729)        $ (4,109,032)
                                                             ============         ============
Basic and diluted loss per common share                      $      (0.09)        $      (0.17)
                                                             ============         ============
Basic and diluted weighted average shares outstanding          25,145,946           24,140,917
                                                             ============         ============

                            See accompanying notes.

                               2THEMART.COM, INC.
                        (A Development Stage Enterprise)

                        STATEMENT OF STOCKHOLDERS' EQUITY
       For the Period December 22, 1998 (inception) to September 30, 1999
                                  (unaudited)

                                                                                        DEFERRED       DEFICIT
                                                                                      COMPENSATION    ACCUMULATED
                                                 COMMON STOCK            ADDITIONAL    RELATED TO     DURING THE
                                          ---------------------------     PAID-IN       OPTION        DEVELOPMENT
                                             SHARES         AMOUNT        CAPITAL      ISSUANCES        STAGE          TOTAL
                                          -----------     -----------   -----------   -----------     -----------   -----------
Shares issued in conjunction
    with merger                            17,800,000       $1,780      $        --   $        --     $        --    $    1,780

Common stock before merger                  2,291,850          229             (229)                                         --

Private placement offerings of
    common stock:
    Private placement issuance
      under Ruling 504                        997,500          100          979,902                                     980,002
    Private placement issuance
      under Ruling 506:
         Shares issued at $1 per share      3,470,000          347        3,312,988                                   3,313,335
         Shares issued at $5 per share        506,080           51        2,080,339                                   2,080,390

Issuances of common stock
    for consulting services                   235,000           23          290,405                                     290,428

Net issuances and cancellation of
    stock options for employee
    compensation                                                          2,298,186    (1,250,789)                    1,047,397

Net loss                                                                                               (4,109,032)   (4,109,032)
                                          -----------       ------      -----------   -----------     -----------   -----------
Balance, September 30, 1999                25,300,430       $2,530      $ 8,961,591   $(1,250,789)    $(4,109,032)  $ 3,604,300
                                          ===========       ======      ===========   ===========     ===========   ===========

                            See accompanying notes.

                               2THEMART.COM, INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
       For the Period December 22, 1998 (inception) to September 30, 1999
                                  (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $(4,109,032)

Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                                   45,930
     Compensation expense - stock options                         1,047,397
     Issuances of common stock for services                         290,428
     (Decrease) increase in cash attributable to changes
        in assets and liabilities:
        Restricted cash                                            (124,448)
        Prepaids and other assets                                  (240,280)
        Accounts payable and accrued liabilites                   1,227,874
                                                                -----------
Net cash used in operating activities                            (1,862,131)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                              (7,093,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock                           6,375,507
Proceeds from issuances of notes payable                          2,750,000
                                                                -----------
Net cash provided by financing activities                         9,125,507

NET INCREASE IN CASH AND CASH EQUIVALENTS                           170,295

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           --
                                                                -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   170,295
                                                                ===========


                            See accompanying notes.

NOTE 1 - ORGANIZATION AND BASIS FOR PRESENTATION

THE COMPANY

2TheMart.com, Inc., an Oklahoma corporation ("2TheMart" or the "Company"), is a development stage, internet-based, electronic commerce ("e-commerce") company. The Company's year-end is December 31, 1999. The Company operates a business-to-consumer and consumer-to-consumer trading community on the internet. The Company launched its e-commerce Web site on November 18, 1999. The Company's Web site brings together buyers and sellers to buy and sell a variety of goods such as antiques, coins, collectibles, computers, electronics, memorabilia, stamps, toys and more in both an auction and retail type format. The 2TheMart service enables sellers to list items for sale, buyers to bid on and/or buy those items and all users to browse through all items in a fully automated, topically arranged online service.

REORGANIZATION

In December 1998, CD-Rom Yearbook Company, Inc. an Oklahoma corporation ("CD-Rom"), entered into a merger agreement to acquire all of the outstanding common stock of 2TheMart-Nevada, a Nevada corporation, in a transaction described as a "reverse merger". The merger became effective on January 8, 1999. The surviving entity, CD-Rom, changed its name to 2TheMart.com, Inc. The transaction has been treated as a recapitalization of 2TheMart-Nevada. Immediately prior to the merger, CD-Rom had 2,291,850 shares of common stock outstanding. As part of the reorganization and stock purchase agreement, CD-Rom issued an additional 17,800,000 shares to the shareholders of 2TheMart-Nevada in exchange for all of the shares of 2TheMart-Nevada. In addition, options to purchase 2.5 million shares of the Company's Common Stock at an exercise price of $3.00 were issued to the previously controlling shareholder of CD-Rom.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS - Cash equivalents consist of money market funds whose fair value approximates cost and are readily redeemable.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Cash and cash equivalents are deposited with high credit, quality financial institutions.

PROPERTY AND EQUIPMENT - Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes, but accelerated methods are used for tax purposes.

INCOME TAXES - Deferred tax assets and liabilities are recognized for the future consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

DEFERRED COMPENSATION RELATED TO STOCK OPTION ISSUANCES - The Company granted certain options to officers and employees at exercise prices that were less than the market price of the Company's Common Stock on the grant date. Amounts recorded as deferred compensation are amortized over the appropriate service period based upon the vesting schedule for such grants (generally four years).

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company is required to estimate the fair value of all financial instruments included on its balance sheet at September 30, 1999. The Company considers the carrying value of such amounts in the financial statements (cash and cash equivalents and notes payable) to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization and interest rates, which approximate current market rates.

EARNINGS PER SHARE - Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Incremental common shares issuable upon the exercise of stock options and warrants, are included in the computation of diluted net loss per common share to the extent such shares are dilutive.

UNAUDITED FINANCIAL STATEMENT PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Form 10 for the period from December 22, 1998 (inception) through June 30, 1999.

NOTE 3 - DEVELOPMENT STAGE ENTERPRISE AND GOING CONCERN

Since December 22, 1998 (inception), the Company has been in the development stage and its principal activities have consisted of raising capital and developing its internet-based e-commerce Web site.

The accompanying financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is not yet generating revenues from Web site operations and, at September 30, 1999, had accumulated a deficit from its operating activities. Continuation of the Company as a going concern is dependent upon, among other things, obtaining additional capital, meeting other obligations under various agreements and achieving satisfactory levels of profitable operations. The financial statements do not include any adjustments relating to the realization of assets and liquidation of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has raised additional funds through private offerings (see Note 10). Management intends to seek additional financing through equity offerings.

NOTE 4 - COMMITMENTS

The Company has entered into contracts with IBM totaling $11.0 million of which $7.9 million is for computer hardware and software and $3.1 million for its Web site. As of September 30, 1999, the Company had paid approximately $5.0 million for its hardware and software and $0.8 million for its Web site.

In February 1999, the Company entered into separate five-year employment agreements with its president and its chief executive officer. In October 1999, the president and chief executive officer agreed to terminate their respective employment agreements but continue to serve in their respective positions on an "at-will" basis at the discretion of the Board of Directors.

NOTE 5 - NOTES PAYABLE

In August 1999, the Company received a short-term loan from a shareholder in the amount of $500,000. The loan bears interest at 12% per annum and is due and payable on or before October 18, 1999. The loan is collateralized by an agreement to issue 100,000 shares of "restricted" Common Stock of the Company. This note was subsequently converted into Common Stock of the Company (see Note
10).

On September 10, 1999, the Company entered into a short-term note (the "Note") in the amount of $2,000,000 with the chief executive officer of the Company. Under the terms of the Note, the Company is obligated to pay interest in the amount of 12% per annum. Interest and principal is due on or before October 31, 1999. The Note is secured by 2,000,000 shares of "restricted" Common Stock of the Company. The Note was forgiven subsequent to September 30, 1999 (see Note
10).

On September 10, 1999, the Company entered into a short-term note in the amount of $250,000 with an officer of the Company. Under the terms of the note, the Company is obligated to pay interest in the amount of 12% per annum. Interest and principal is due on or before October 10, 1999. The note is secured by 250,000 shares of "restricted" Common Stock of the Company. This note was paid off subsequent to September 30, 1999 (see Note 10).

NOTE 6 - SHAREHOLDERS' EQUITY

In August 1999, the Company issued 53,000 shares of "restricted" Common Stock to four accredited investors at a price of $10.00 per share pursuant to the July 12, 1999 Private Offering of the Company's Common Stock, resulting in net proceeds of approximately $530,000 to the Company. In September 1999, the Company elected to terminate the July 12, 1999 Private Offering and initiated a private placement of 2.0 million shares of its Common Stock at a price of $5.00 per share. Investors of the Company's July 12, 1999 Private Offering were issued additional shares of "restricted" Common Stock to reduce their purchase price from $10.00 per share to $5.00 per share.

On September 1, 1999, the Company issued 5,000 "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) shares of the Company's Common Stock to the Company's securities counsel in exchange for legal services rendered valued at $25,000.

On September 14, 1999, the Company issued 2,500 "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) shares of the Company's Common Stock to an unrelated consultant of the Company in exchange for certain consultation services rendered valued at $26,250. The issuance was an isolated transaction not involving a public offering and consequently conducted under an exemption under Section 4(2) of the Securities Act of 1933.

NOTE 7 - STOCK OPTIONS

On September 24, 1999, the Company's Vice President of Marketing and Sales resigned from the Company. The former officer had 112,500 unvested compensatory stock options. These compensatory stock options resulted in $153,799 of compensatory stock expense and approximately $2,209,000 of deferred compensation, which were reflected in the six month period ending June 30, 1999 financial statements. Due to the voluntary termination of this former officer, the stock options were cancelled and the Company reversed the aforementioned charges and deferred compensation in the quarter ended September 30, 1999.

NOTE 8 - INCOME TAXES

As of September 30, 1999, the Company had net deferred tax assets of approximately $1.4 million, which has been offset in full by a valuation allowance as the Company is still in the development stage and has not generated any revenue or income. This deferred tax asset is comprised of unused federal and state net operating losses and credits that can be used to reduce taxes through 2019 for federal and 2004 for state purposes.

NOTE 9 - LEGAL PROCEEDINGS

On September 13, 1999 and October 11, 1999, the Company was served with two class action lawsuits which allege that the Company and certain of its officers engaged in a plan to defraud the market and purchasers of the Company's Common Stock by failing to disclose material facts or making material misstatements of fact regarding the status of the Company's Web site. Additionally, the Company has been informed and believes there may be additional purported class action lawsuits filed against the Company based upon similar alleged facts and claims. The Company believes that such lawsuits or claims are without merit and they have meritorious defenses to the actions. The Company also believes that they have adequate insurance to meet any potential losses from these claims. However, failure to successfully defend these actions that results in an award greater than the Company's insurance coverage could have a material adverse effect on the Company's results of operations, liquidity and financial condition.

NOTE 10 - SUBSEQUENT EVENTS

On October 1, 1999, the Company initiated a private placement of 7,000,000 shares of its Common Stock at a price of $1.50 per share. No shares of the Company's Common Stock were sold under this private placement until October 28, 1999. As of November 18, 1999, the Company has sold 2,488,332 shares of "restricted" Common Stock to 35 accredited investors, resulting in proceeds of $3,732,498.

On October 8, 1999, the chief executive officer of the Company agreed to forgive and cancel the Note (see Note 5) without receiving any consideration or shares of the Company's Common Stock. The forgiveness of the Note will be accounted for as a capital contribution to the Company.

On October 8, 1999, the officer agreed to extend the due date of the $250,000 note to November 19, 1999, at which time, the note was paid from proceeds from the November 18, 1999 sale of "restricted" Common Stock as described below.

On October 8, 1999, the Company sold an additional 300,000 shares of the "restricted" Common Stock of the Company to an unaffiliated accredited shareholder of the Company at a price of $3.33 per share resulting in net proceeds to the Company of approximately $999,000.

On October 18, 1999, the $500,000 short-term note entered into with an unaffiliated accredited shareholder was converted into 100,000 shares of the "restricted" Common Stock of the Company.

On October 25, 1999, the Company sold an additional 1,000,000 shares of the "restricted" Common Stock of the Company to an unaffiliated accredited shareholder of the Company at a price of $1.00 per share resulting in proceeds to the Company of approximately $1,000,000.

On November 18, 1999, the Company sold 2,000,000 shares of the "restricted" Common Stock of the Company to an accredited shareholder of the Company at a price of $1.50 per share resulting in proceeds to the Company of approximately $3,000,000. This shareholder is now considered an "affiliate" of the Company.

On November 18, 1999, the president agreed to contribute 2.9 million shares of Common Stock back to the Company.

As of November 19, 1999, the Company has paid in full its obligation of $7.9 million for its hardware and software. As of November 19, 1999, the Company has paid $1.3 million for its Web site. On November 18, 1999, the Company entered into a payment agreement for the satisfaction of the remaining amounts owed for the Company's Web site as well as additional services being provided by IBM relating to the Web site whereby the Company will pay to IBM $1,775,000 plus interest at a rate of 13.5% per annum compounded monthly beginning November 1, 1999, to be paid in twelve equal monthly payments of principal and interest totaling $162,552, with the first payment due on January 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the activities of the Company for the three months ended September 30, 1999 and the period December 22, 1998 (inception) to September 30, 1999 (unaudited). The following discussion should be read in conjunction with all the financial statements appearing elsewhere in this report, as well as the information presented in the Company's Form 10 for the period December 22, 1998 (inception) to June 30, 1999.

Certain information set forth below is forward looking and involves various risks and uncertainties. Such information is based upon a number of estimates and assumptions that inherently are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control.

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999

During the three months ended September 30, 1999 and the period December 22, 1998 (inception) to September 30, 1999, the Company had no revenues from its operations because it was in the development stages of its e-commerce internet auction site. However, the Company earned approximately $12,321 and $99,047, for the three months ended September 30, 1999 and the period December 22, 1998 (inception) to September 30, 1999, respectively, on short-term investments from cash raised in 1999. The Company incurred general and administrative expenses of approximately $2.2 million and $4.2 million, for the three months ended September 30, 1999 and the period December 22, 1998 (inception) to September 30, 1999, respectively, consisting primarily of compensation, rent and professional services fees.

LIQUIDITY

Net cash used in operating activities was $1.9 million for the period December 22, 1998 (inception) to September 30, 1999, which was due primarily to a net loss of $4.1 million offset by compensation expense for stock options and an increase in accounts payable totaling $1.0 million and $1.2 million, respectively.

Cash used in investing activities was $7.1 million for the period December 22, 1998 (inception) to September 30, 1999, which was due to the purchase of property and equipment.

Cash provided by financing activities was $9.1 million for the period December 22, 1998 (inception) to September 30, 1999, which was due to the sale of Common Stock and issuance of notes payable totaling $6.4 million and $2.7 million, respectively.

In 1999, the Company raised approximately $6.4 million through the sale of a portion of its Common Stock to accredited investors. In addition, on July 12, 1999, the Company initiated a private placement of 1,000,000 shares of its Common Stock at a price of $10.00 per share. The Company sold 53,000 shares of its restricted Common Stock pursuant to the July 12, 1999 Private Offering, resulting in net proceeds of $530,000 to the Company. On September 9, 1999, the Company elected to terminate the July 12, 1999 Private Offering and initiated a private placement of 2,000,000 shares of its Common Stock at a price of $5.00 per share (the "September 9, 1999 Private Offering"). Investors of the Company's July 12, 1999 Private Offering were issued additional shares of "restricted" Common Stock to reduce their purchase price from $10.00 per share to $5.00 per share.

On August 18, 1999, the Company entered into a short-term note in the amount of $500,000 with an unaffiliated accredited shareholder of the Company. Under the terms of the note, the Company is obligated to pay interest in the amount of 12% per annum. Interest and principal is due on or before October 18, 1999. The loan was converted into 100,000 shares of the "restricted" Common Stock of the Company on October 18, 1999.

On September 10, 1999, the Company entered into a short-term note in the amount of $2,000,000 with the Chief Executive Officer of the Company. Under the terms of the note, the Company is obligated to pay interest in the amount of 12% per annum. Interest and principal is due on or before October 31, 1999 (the "Note"). The Note is secured by 2,000,000 shares of "restricted" Common Stock of the Company. On October 8, 1999, the chief executive officer agreed to forgive and cancel the Note without receiving any consideration or shares of the Company's Common Stock.

On September 10, 1999, the Company entered into a short-term note in the amount of $250,000 with an officer of the Company. Under the terms of the note, the Company is obligated to pay interest in the amount of 12% per annum. Interest and principal is due on or before October 10, 1999. The note is secured by 250,000 shares of "restricted" Common Stock of the Company. On October 8, 1999, the officer agreed to extend the due date of the note to November 19, 1999, at which time, the note was paid from the November 18, 1999 sale of "restricted" Common Stock as described below.

On October 1, 1999, the Company initiated a private placement of 7,000,000 shares of its Common Stock at a price of $1.50 per share. No shares of the Company's Common Stock were sold under this private placement until October 28, 1999. As of November 18, 1999, the Company has sold 2,488,332 shares of "restricted" Common Stock to 35 accredited investors, resulting in proceeds of $3,732,498.

On October 8, 1999, the Company sold 300,000 shares of "restricted" Common Stock of the Company to an unaffiliated accredited shareholder of the Company at a price of $3.33 per share resulting in net proceeds to the Company of approximately $999,000.

On October 25, 1999, the Company sold an additional 1,000,000 shares of "restricted" Common Stock of the Company to an unaffiliated accredited shareholder of the Company at a price of $1.00 per share resulting in proceeds to the Company of approximately $1.0 million.

On November 18, 1999, the Company sold 2,000,000 shares of "restricted" Common Stock of the Company to an accredited shareholder of the Company at a price of $1.50 per share resulting in proceeds to the Company of approximately $3,000,000. This shareholder is now considered an "affiliate" of the Company under the rules of the Securities and Exchange Commission.

On November 18, 1999, the Company entered into a Payment Agreement for the satisfaction of the remaining amounts owed for the Company's Web site as well as additional services being provided by IBM relating to the Web site whereby the Company will pay to IBM approximately $1.8 million plus interest at a rate of 13.5% per annum compounding monthly beginning November 1, 1999, to be paid in twelve equal monthly payments of principal and interest totaling $162,552, with the first payment due on January 31, 2000.

The Company believes that with its recent fund raising efforts as described above, the Company has sufficient funds to fulfill its material commitments as described below in "Capital Expenditures".

The Company further believes that its existing capital resources together with cash flow from operations and ongoing fund raising efforts will be sufficient to meet its short-term operating expenses and capital requirements. However, the Company's long-term capital requirements will depend upon many factors, including, but not limited to, the rate of market acceptance of the Company's Web site, the Company's ability to develop, maintain and expand its Web user base, the level of resources required to expand the Company's marketing and sales organization, information systems and development activities and other factors, some of which are beyond the control of the Company.

A slower than expected rate of acceptance of the Company's Web site or lower than expected revenues generated from the Company's Web site, would materially adversely affect the Company's liquidity. The Company may need additional capital sooner than anticipated. The Company has no commitments for additional financing and there can be no assurances that any such additional financing would be available in a timely manner or, if available, would be on terms acceptable to the Company. Furthermore, any additional equity financing could be dilutive to our then-existing shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

CAPITAL EXPENDITURES

The Company has contracted with IBM to acquire hardware and software for its Web site operations and corporate infrastructure and the development of its Web site in the amount of approximately $11.0 million of which $7.9 million is for hardware and software and $3.1 million is for Web site development. As of November 19, 1999, the Company has paid its full obligation of $7.9 million for its hardware and software. As of November 19, 1999, the

Company had paid $1.3 million for its Web site. On November 18, 1999, the Company entered into the Payment Agreement with IBM whereby the Company will pay the remaining amounts owed for its Web site in 12 monthly payments beginning January 31, 2000. The Company expects to fulfill the Payment Agreement from recent sales of the Company's Common Stock, its cash flow from operations and anticipated sales of Common Stock.

The Company is also required to pay for the space that it has secured with Exodus Communications Inc. ("Exodus") at Exodus' Sterling, Virginia data center at the time the hardware placed at that facility was connected to the internet. The Company's minimum expected monthly obligation to Exodus pursuant to its contract at the time the Company's hardware was connected to the internet is approximately $78,000 which may increase depending on the Company's bandwidth usage. Additionally, on June 16, 1999, the Company contracted with USWeb/CKS for the development and implementation of its marketing programs and strategies. Under the terms of its agreement with USWeb/CKS, the Company is obligated to pay $86,000 per month. The USWeb/CKS contract is cancelable upon giving one month notice. The Company has also contracted with Ciber Inc., formerly known as The Summit Group, for the integration of the Company's back-end accounting and billing software which is expected to cost the Company approximately $400,000 of which the Company has paid approximately $290,000 as of November 18, 1999. Additionally, the Company has contracted with Lawson Associates to license the use of Lawson's accounting software system. Under the terms of the agreement with Lawson, the Company paid Lawson approximately $127,000 and has the option of either paying a one time flat fee to Lawson on March 10, 2000 in the amount of $573,070 or a fee based on a percentage of the Company's revenue.

The Company expects to pay the above commitments, the anticipated increase in corporate payroll expenditures and other operating expenses with the proceeds from the recent sales of the Company's Common Stock, its cash flow from operations and anticipated sales of Common Stock.

A slower than expected rate of acceptance of the Company's Web site or lower than expected revenues generated from the Company's Web site, would materially adversely affect the Company's liquidity. The Company may need additional capital sooner than anticipated. The Company has no commitments for additional financing and there can be no assurances that any such additional financing would be available in a timely manner or, if available, would be on terms acceptable to the Company. Furthermore, any additional equity financing could be dilutive to our then-existing shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

YEAR 2000 DISCLOSURE

The Company has completed a review of its computer systems to identify all software applications and hardware that could be affected by the inability of many existing computer systems to process time-sensitive data accurately beyond the year 1999, referred to as the Year 2000 or Y2K issue. The Company is dependent on third-party computer systems and applications, particularly with respect to such critical tasks as the operation of its Web site. The Company also relies on its own computer systems. As a result of its review, the Company has discovered no problems with its computer systems relating to the Y2K issue. Although the Company believes that its computer systems are Y2K compliant, the Company is continuing to monitor its computer systems in a continual effort to insure that its systems are Y2K compliant. Additionally, the Company has obtained written assurances from its major suppliers and the developers of its Web site indicating that they have completed a review of their respective computer systems and that such systems are Y2K compliant. Costs associated with the Company's review were not material to its results of operations.

While the Company believes that its procedures have been designed to be successful, because of the complexity of the Y2K issue and the interdependence of organizations using computer systems, there can be no assurances that the Company's efforts, or those of third parties with whom the Company interacts, have fully resolved all possible Y2K issues. Failure to satisfactorily address the Y2K issue could have a material adverse effect on the Company. The most likely worst case Y2K scenario which management has identified to date is that, due to unanticipated Y2K compliance problems, the Company's Web site may not function at all or not function as expected, and that the Company may be unable to bill its customers, in full or in part, for services used. Should this occur, it would result in a material loss of some or all gross revenue to the Company for an indeterminable amount of time, which could cause the Company to cease operations. The Company has not yet developed a contingency plan to address this worse case Y2K scenario, and does not intend to develop such a plan in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not exposed to material risk based on interest rate fluctuation, exchange rate fluctuation, or commodity price fluctuation.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business.

On September 13, 1999 and October 11, 1999, two putative class action lawsuits were filed in the United States District Court, Central District of California, Southern Division, against the Company and its principal officers, Steven W. Rebeil and Dominic J. Magliarditi entitled Mary Ellen Harrington, On Behalf of Herself and All Others Similarly Situated v. 2TheMart.com, Inc., Steven W. Rebeil, and Dominic J. Magliarditi (No. SACV99-1127 DOC (ANX)) (the "Harrington Action") and Vinh D. Diep, On Behalf of Herself and All Others Similarly Situated v. 2TheMart.com, Inc., Steven W. Rebeil, and Dominic J. Magliaridit (No. SACV99-1255 DOC (EEX) (the "Diep Action"). The complaints allege, on behalf of a class of individuals who purchased shares of the Company between January 19, 1999 and August 26, 1999, engaged in a plan to defraud the market and purchasers of the Company's Common Stock in violation of section 10(b) of the Exchange Act, SEC Rule 10b-5 and Section 20(a) of the Exchange Act (as against Mr. Rebeil and Mr. Magliarditi) by failing to disclose material facts or making material misstatements of fact regarding the status of the Company's Web site. The complaints seek compensatory damages for themselves and for the class. The Company is informed and believes that there may be additional purported class action lawsuits filed against the Company based on facts and claims similar or identical to those state above and the Company anticipates that all such lawsuits based on similar claims and facts would be consolidated.

The Company and its defendant officers and directors believe that the lawsuits are without merit and that they have meritorious defenses to the above actions. The Company has tendered the Harrington and Diep Actions to its insurers and plans on vigorously defending the litigation. The Company believes that it has adequate insurance coverage to meet any potential losses, subject to a $250,000 deductible. However, failure to successfully defend the Harrington or Diep Actions or other similar actions which result in an award greater than the Company's insurance coverage, could have a material adverse effect on the Company's results of operations, liquidity and financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In August 1999, the Company issued 53,000 shares of "restricted" Common Stock to four accredited investors at a price of $10.00 per share pursuant to the July 12, 1999 Private Offering of the Company's Common Stock, resulting in net proceeds of approximately $530,000 to the Company. In September 1999, the Company elected to terminate the July 12, 1999 Private Offering and initiated a private placement of 2.0 million shares of its Common Stock at a price of $5.00 per share. Investors of the Company's July 12, 1999 Private Offering were issued additional shares of "restricted" Common Stock to reduce their purchase price from $10.00 per share to $5.00 per share.

On September 1, 1999, the Company issued 5,000 "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) shares of the Company's Common Stock to the Company's securities counsel in exchange for legal services rendered valued at $25,000.

On September 14, 1999, the Company issued 2,500 "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) shares of the Company's Common Stock to an unrelated consultant of the Company in exchange for certain consultation services rendered valued at $26,250. The issuance was an isolated transaction not involving a public offering and consequently conducted under an exemption under Section 4(2) of the Securities Act of 1933.

On October 1, 1999, the Company initiated a private placement of 7,000,000 shares of its Common Stock at a price of $1.50 per share. No shares of the Company's Common Stock were sold under this private placement until October 28, 1999. As of November 18, 1999, the Company has sold 3,732,498 shares of "restricted" Common Stock to 35 accredited investors, resulting in proceeds of $3,732,498.

On October 8, 1999, the Company sold an additional 300,000 shares of the "restricted" Common Stock of the Company to an unaffiliated accredited shareholder of the Company at a price of $3.33 per share resulting in net proceeds to the Company of approximately $999,000.

On October 18, 1999, the $500,000 short-term note entered into with an unaffiliated accredited shareholder was converted into 100,000 shares of the "restricted" Common Stock of the Company.

On October 25, 1999, the Company sold an additional 1,000,000 shares of the "restricted" Common Stock of the Company to an unaffiliated accredited shareholder of the Company at a price of $1.00 per share resulting in proceeds to the Company of approximately $1,000,000.

On November 18, 1999, the Company sold 2,000,000 shares of the "restricted" Common Stock of the Company to an accredited shareholder of the Company at a price of $1.50 per share resulting in proceeds to the Company of approximately $3,000,000. This shareholder is now considered an "affiliate" of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

            Exhibit 27 -- Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       2THEMART.COM, INC.

Date: December 8, 1999                 By: /s/ Dominic J. Magliarditi
                                           -------------------------------------
                                           Dominic J. Magliarditi
                                           President and Chief Financial Officer

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER            DESCRIPTION
        -------           -----------
         27               Financial Data Schedule