Form 10-Q/A
period 1999-09-30
2THEMART COM INC
filed 2000-03-08
CIK 1081192

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

                          Amendment No. 1 to Form 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended SEPTEMBER 30, 1999.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________________ to _________________.


                        Commission File Number: 0-27151


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

                               2THEMART.COM, INC.
                        (a Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                  For the Period
                                                            For the Three        December 22, 1998
                                                             Months Ended         (inception) to
                                                          September 30, 1999    September 30, 1999
                                                          ------------------    ------------------
Interest income                                              $     12,321         $     99,047

General and administrative
     Employee compensation                                        551,155              999,923
     Compensatory stock and option issuances                      527,904            1,337,832
     Professional fees                                            409,963              642,338
     Rent                                                         101,725              188,777
     Write-off of impaired asset                                       --               40,000
     Other                                                        617,303              999,209
                                                             ------------         ------------
                                                                2,208,050            4,208,079
                                                             ------------         ------------
Net loss                                                     $ (2,195,729)        $ (4,109,032)
                                                             ============         ============
Basic and diluted loss per common share                      $      (0.09)        $      (0.17)
                                                             ============         ============
Basic and diluted weighted average shares outstanding          25,145,946           24,140,917
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

                               2THEMART.COM, INC.
                        (A Development Stage Enterprise)

                        STATEMENT OF STOCKHOLDERS' EQUITY
       For the Period December 22, 1998 (inception) to September 30, 1999
                                  (unaudited)


                                                                                        DEFERRED       DEFICIT
                                                                                      COMPENSATION    ACCUMULATED
                                                 COMMON STOCK            ADDITIONAL    RELATED TO     DURING THE
                                          ---------------------------     PAID-IN       OPTION        DEVELOPMENT
                                             SHARES         AMOUNT        CAPITAL      ISSUANCES        STAGE          TOTAL
                                          -----------     -----------   -----------   -----------     -----------   -----------
Shares issued in conjunction
    with merger                            17,800,000       $1,780      $        --   $        --     $        --    $    1,780

Common stock before merger                  2,291,850          229             (229)                                         --

Private placement offerings of
    common stock:
    Private placement issuance
      under Ruling 504                        917,500           93          979,909                                     980,002
    Private placement issuance
      under Ruling 506:
         Shares issued at $1 per share      3,535,000          352        3,312,973                                   3,313,325
         Shares issued at $5 per share        506,080           51        2,080,349                                   2,080,400

Issuances of common stock
    for consulting services                   210,000           21          250,407                                     250,428

Issuances of common stock for
    2jauction.com                              40,000            4           39,996                                      40,000

Net issuances and cancellation of
    stock options for employee
    compensation                                                          2,298,186    (1,250,789)                    1,047,397

Net loss                                                                                               (4,109,032)   (4,109,032)
                                          -----------       ------      -----------   -----------     -----------   -----------
Balance, September 30, 1999                25,300,430       $2,530      $ 8,961,591   $(1,250,789)    $(4,109,032)  $ 3,604,300
                                          ===========       ======      ===========   ===========     ===========   ===========


                            See accompanying notes.

                               2THEMART.COM, INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
       For the Period December 22, 1998 (inception) to September 30, 1999
                                  (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $(4,109,032)

Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                                   45,930
     Write-off of impaired asset                                     40,000
     Compensation expense - stock options                         1,047,397
     Issuances of common stock for services                         250,428
     (Decrease) increase in cash attributable to changes
        in assets and liabilities:
        Restricted cash                                            (124,448)
        Prepaids and other assets                                  (240,280)
        Accounts payable and accrued liabilites                   1,227,874
                                                                -----------
Net cash used in operating activities                            (1,862,131)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                              (7,093,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock                           6,375,507
Proceeds from issuances of notes payable                          2,750,000
                                                                -----------
Net cash provided by financing activities                         9,125,507

NET INCREASE IN CASH AND CASH EQUIVALENTS                           170,295

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           --
                                                                -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   170,295
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

REORGANIZATION

In December 1998, CD-Rom Yearbook Company, Inc. an Oklahoma corporation ("CD-Rom"), entered into a merger agreement to acquire all of the outstanding common stock of 2TheMart-Nevada, a Nevada corporation formed on December 22, 1998, in a transaction described as a "reverse merger". The merger became effective on January 8, 1999. Between December 22, 1998 and January 8, 1999, 2TheMart-Nevada had no capital transactions or operating activities of any significance. The surviving entity, CD-Rom, changed its name to 2TheMart.com, Inc. The transaction has been treated as a recapitalization of 2TheMart-Nevada. Immediately prior to the merger, CD-Rom had 2,291,850 shares of common stock outstanding. As part of the reorganization and stock purchase agreement, CD-Rom issued an additional 17,800,000 shares to the shareholders of 2TheMart-Nevada in exchange for all of the shares of 2TheMart-Nevada. In addition, options to purchase 2.5 million shares of the Company's Common Stock at an exercise price of $3.00 were issued to the previously controlling shareholder of CD-Rom.

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

RESTRICTED CASH - Restricted cash consists of standby letters of credit with vendors of the Company.

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

NOTE 4 - COMMITMENTS

The Company has entered into contracts with an unrelated party for the acquisition of computer hardware and software and its electronic commerce site. The total amounts of these contracts is $11.0 million of which $7.9 million is for computer hardware and software and $3.1 million is for its electronic commerce site. As of September 30, 1999, the Company had paid approximately $5.0 million for its hardware and software and $0.8 million for its electronic commerce site.

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

NOTE 9 - LEGAL PROCEEDINGS

On September 13, 1999 and October 11, 1999, the Company was served with two class action lawsuits which allege that the Company and certain of its officers engaged in a plan to defraud the market and purchasers of the Company's Common Stock by failing to disclose material facts or making material misstatements of fact regarding the status of the Company's Web site. Additionally, the Company has been informed and believes there may be additional purported class action lawsuits filed against the Company based upon similar alleged facts and claims. The Company believes that such lawsuits or claims are without merit and they have meritorious defenses to the actions. As these lawsuits were recently filed, have not been certified as class lawsuits, and have not stated any particular amount demanded, neither the Company nor the Company's legal counsel can estimate the amount of loss, if any, which may result from the outcome of these actions.

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


On October 18, 1999, the $500,000 short-term note entered into with an unaffiliated accredited shareholder was converted into 291,429 shares of the "restricted" Common Stock of the Company.



On October 25, 1999, the Company sold an additional 1.0 million shares of the "restricted" Common Stock of the Company to an unaffiliated accredited shareholder of the Company at a price of $1.00 per share resulting in proceeds to the Company of approximately $1.0 million.


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

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999

During the three months ended September 30, 1999 and the period December 22, 1998 (inception) to September 30, 1999, the Company had no revenues from its operations because it was in the development stages of its electronic commerce internet auction site. However, the Company earned approximately $12,321 and $99,047, for the three months ended September 30, 1999 and the period December 22, 1998 (inception) to September 30, 1999, respectively, on short-term investments from cash raised in 1999. The Company incurred general and administrative expenses of approximately $2.2 million and $4.2 million, for the three months ended September 30, 1999 and the period December 22, 1998 (inception) to September 30, 1999, respectively, consisting primarily of compensation, rent and professional services fees.

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


On August 18, 1999, the Company entered into a short-term note in the amount of $500,000 with an unaffiliated accredited shareholder of the Company. Under the terms of the note, the Company is obligated to pay interest in the amount of 12% per annum. Interest and principal is due on or before October 18, 1999. The loan was converted into 291,429 shares of the "restricted" Common Stock of the Company on October 18, 1999.


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


On October 25, 1999, the Company sold an additional 1.0 million shares of "restricted" Common Stock of the Company to an unaffiliated accredited shareholder of the Company at a price of $1.00 per share resulting in proceeds to the Company of approximately $1.0 million.


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


On October 18, 1999, the $500,000 short-term note entered into with an unaffiliated accredited shareholder was converted into 291,429 shares of the "restricted" Common Stock of the Company.



On October 25, 1999, the Company sold an additional 1.0 million shares of the "restricted" Common Stock of the Company to an unaffiliated accredited shareholder of the Company at a price of $1.00 per share resulting in proceeds to the Company of approximately $1.0 million.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits


            Exhibit 27 -- Financial Data Schedule (previously filed on Form 10-Q dated September 30, 1999).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       2THEMART.COM, INC.

Date: March 6, 2000                    By: /s/ Dominic J. Magliarditi
                                           -------------------------------------
                                           Dominic J. Magliarditi
                                           President and Chief Financial Officer