Form 10-K
period 1999-12-31
2THEMART COM INC
filed 2000-05-24
CIK 1081192

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark  One)
[  X  ]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITIES
            EXCHANGE  ACT  OF  1934
            For  the  fiscal  year  ended  December  31,  1999.

                                       or

[     ]     TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE  ACT  OF  1934
            For  the  transition  period  from ______ to _______.

                        Commission File Number:  0-27151

                               2THEMART.COM,  INC.
             (Exact Name of Registrant as Specified in Its Charter)


             Oklahoma                                      33-0544320
     (State  of  Incorporation)          (I.R.S. Employer Identification Number)


            18301 Von Karman Avenue, 7th Floor, Irvine, California, 92612
                     (Address of principal executive offices)

                              (949)  477-1200
             (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:


      Title of each class:            Name of each exchange on which registered:
      ---------------------           ------------------------------------------
Common Stock, par value $0.0001            Over-the-Counter Bulletin Board

Number of securities outstanding as of April 28, 2000:  30,149,516

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time as required), and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days:

     2TheMart.com,  Inc.     Yes  [ X ]         No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.     [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 28, 2000 was $31,809,700 assuming that all officers and directors of the Company are affiliates.

                                2THEMART.COM, INC.

                                TABLE OF CONTENTS

Item                                                                      Page
----                                 PART I                               ----
  1.     Business                                                           1
  2.     Properties                                                         4
  3.     Legal  Proceedings                                                 5
  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders        4

                                     PART II

  5.     Market for Registrant's Common Equity and Related Stockholder
          Matters                                                           5
  6.     Selected  Financial  Data                                          9
  7.     Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         9
  8.     Financial  Statements  and  Supplementary  Data                   12
  9.     Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         12

                                    PART III

  10.     Directors and Executive Officers of the Registrants              14
  11.     Executive  Compensation                                          14
  12.     Security Ownership of Certain Beneficial Owners and Management   17
  13.     Certain  Relationships  and  Related  Transactions               18

                                     PART IV

  14.     Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                     19

                                     PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's current beliefs and assumptions about the Company and the industry in which the Company competes in, and on information currently available to management. Forward-looking statements include, but are not limited to, the information concerning possible or assumed future results of operations of the Company. Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" and other similar expressions are used. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed or implied in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1.  BUSINESS

GENERAL  BUSINESS  DESCRIPTION  AND  ORGANIZATION

2TheMart.com, Inc. ("2TheMart.com" or the "Company"), a development stage company, was formed as an Internet-based electronic commerce ("e-commerce") company. Since formation, the Company's primary operations centered around the development of an online product portal where merchant partners sell their products on a fee-per-transaction basis and consumers are offered a vast selection of specialty and brand name products to create a compelling one-stop-shopping destination. The Company launched its Web site on November 18, 1999. As further discussed below, on April 14, 2000, the Company entered into an Agreement and Plan of Reorganization whereby the Company will merge with GoToWorld.com, Inc., a Delaware corporation. As a result, the Company intends to adopt the business plan of GoToWorld.com, Inc. Consequently, the Company's Web site is currently off-line.

The Company was originally incorporated under the laws of the State of Oklahoma on December 2, 1992 as S.K.B. Design, Inc. Between 1992 to 1996, the Company was inactive. On October 1, 1996, the Company acquired certain technology and assets with the intention of developing a cd-rom based multimedia yearbook product. On December 22, 1997, the Company changed its name from S.K.B. Design, Inc. to CD-Rom Yearbook Company, Inc. ("CD-Rom") to reflect its new business plan. Due to certain technical and market difficulties, the business of CD-Rom did not develop as expected. As a result, CD-Rom ceased its operations in the fall of 1998 and began a search for new business opportunities. On December 22, 1998, CD-Rom acquired all of the outstanding common stock of 2TheMart.com, Inc., a Nevada corporation ("2TheMart.com-Nevada"), in a business combination described as a "reverse merger." For accounting purposes, the merger has been treated as the merger of CD-Rom into 2TheMart.com-Nevada. Immediately prior to the merger, CD-Rom had 2,291,850 shares of common stock outstanding. As part of the reorganization, the Company issued 17,800,000 shares of the common stock of the Company to the shareholders of 2TheMart.com-Nevada in exchange for 17,800,000 shares of the common stock of 2TheMart.com-Nevada.

Simultaneously with the merger, CD-Rom changed its name to "2TheMart.com, Inc.," an Oklahoma corporation, and adopted the business plan of 2TheMart.com-Nevada. All officers and directors of CD-Rom resigned their positions, and the management of 2TheMart.com-Nevada was appointed as new management to the Company. The Company's common stock is currently traded on the NASD
Over-The-Counter  ("OTC")  Bulletin  Board  under  the  symbol  "TMRTE."

Planned  Reorganization:

On April 14, 2000, the Company entered into an Agreement and Plan of Reorganization between the Company, its wholly owned subsidiary, 2TheMart.com, Inc., a Delaware Corporation formed solely for the purpose of reincorporating the Company in the state of Delaware ("2TMD"), GoToWorld.com, Inc., a Delaware Corporation ("GTW"), and GoToWorld's parent company Languageforce, Inc., a Colorado Corporation ("LanguageForce"), whereby the Company will merge with and into 2TMD, with 2TMD being the surviving Company. Pursuant to the agreement, all of the Company's common stock will be exchanged for shares of 2TMD on a one for one basis. As a result, the Company will effectuate a reincorporation from an Oklahoma corporation into a Delaware corporation. Immediately subsequent to the Company's merger with 2TMD, GTW will merge with and into the subsequent combined company, now 2TMD. Pursuant to the agreement, all of the shares of GTW will be exchanged for 52,930,931 shares of the common stock of 2TMD in a business combination described as a "reverse merger." Subsequent to the merger of GTW into 2TMD, 2TMD will change its name to "GotoWorld.com, Inc." Under the terms of the agreement, Ian S. Simpson shall become the President, Chief Executive Officer and Chairman of the Board of the surviving corporation; Steven
W. Rebeil, the Company's current Chairman of the Board of Directors, will relinquish all of his positions with the Company. The closing of the agreement and effectiveness of the proposed mergers is subject to shareholder approval of both Company and GTW.

In contemplation of the proposed merger with GTW, the Company plans to integrate GTW's and 2TM's business plans. GTW is a global communications and commerce super portal. Its plan of operations is to become the gateway to the business-to-business world markets. GTW's business solutions and services to be provided will include the ability to instantly communicate between over 14 different languages with its Universal Translator technology licensed from LanguageForce, Inc., GTW's former parent company. This technology allows total access to the world's products and services without language barriers.

Historical  Business  Operations:

Prior to the Company's proposed merger with GTW, the Company's business strategy and business plan consisted of the following:

2TheMart.com  Web  Site

Visitors to the 2TheMart.com site were able to browse among its items for sale, which are organized across numerous product categories and are facilitated by easy navigation and searching. Browsers and buyers could also search product listings using a variety of means such as by category, keyword and seller name. Upon registering as a 2TheMart.com user, a seller was able to immediately list an item for sale, specify a price for and how long the product is listed. Individual sellers paid a nominal placement fee for an item based on the seller's minimum price for the item. The minimum price for the placement fee ranged from $0.25 to $2.00 per item. Sellers were able to highlight their product listings through a variety of premium services made available to them. When a transaction occurs, 2TheMart.com automatically notified the buyer and seller via email and then the buyer and seller consummate the transaction independently of 2TheMart.com. At the time of notification of a transaction, 2TheMart.com charged the seller a transaction fee that typically ranges from 1.25% to 5%, based on the closing price of the item. Merchant partners were charged a fee that is a percentage of their transaction price ranging from 3-20%. Buyers were not charged for making bids or purchases through 2TheMart.com. At no point during the process did 2TheMart.com take possession of either the item being sold or the buyer's payment for the item; instead, 2TheMart.com only acted as the facilitator of the transaction. Following completion of a transaction, each user was able to rate his or her experience with the seller through the use of "User Ratings."

Governmental  Regulation

2TheMart.com is not currently subject to direct federal, state or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally.

Transaction  Services

In order to offer a complete experience to buyers and sellers, 2TheMart.com offered a variety of pre- and post-transaction services to enhance the user experience. 2TheMart.com has pre-transaction services, such as services to facilitate scanning and uploading of photographs of listed items and post-transaction services, such as third-party escrow services and arrangements with shippers to help sellers ship their products more easily.

Competition

The market for business to consumer e-commerce is rapidly evolving and intensely competitive and 2TheMart.com expects competition to intensify further in the future. Barriers to entry are relatively low and current and new competitors can launch new sites at a relatively low cost using commercially available software. 2TheMart.com currently or potentially competes with a number of other companies. The Company's direct competitors include various online business to consumer services, including eBay; Auction Universe, a Times-Mirror Company; Excite; and a number of other small online vendors, including those that serve specialty markets. 2TheMart.com's primary competitor is Amazon.com's Z Shops in the business to consumer segment and eBay in the consumer to consumer segment. 2TheMart.com potentially faces competition from a number of large online communities and services that have expertise in developing online commerce and in facilitating online person to person interaction. Certain of these potential competitors, including Amazon.com, America Online, Microsoft and Yahoo! currently offer a variety of business to consumer trading services and classified ad services. Other large companies with strong brand recognition and experience in online commerce, such as Cendant Corporation, QVC and large newspaper or media companies are also potential competitors. Competitive pressures created by any one of these companies or by the Company's competitors collectively, could have a material adverse effect on the Company's business, results of operations and financial condition.

2TheMart.com believes that the principal competitive factors in its targeted marketplace will be brand recognition, reliability of the Company's Web site, the site's ease of use, and the number of visitors to the site.

Current  Number  of  Employees

At  May  1,  2000  the  Company  had  12  full  time  employees.

ITEM  2.  PROPERTIES

Effective February 3, 1999, the Company began leasing 20,341 square feet of administrative office space in Irvine, California. The facility serves as the Company's headquarters and primary place of business. The current monthly rental rate is $35,597. The lease expires in June 2001.

On April 29, 1999, the Company entered into an agreement with Exodus to secure space for the housing of its main Web site server operations in Sterling, Virginia. Pursuant to its agreement with Exodus, the Company is required to pay Exodus a minimum monthly fee of approximately $78,000 (which may increase depending on the Company's Internet bandwidth usage).

Effective January 3, 2000, the Company began leasing approximately 3,000 square feet of office space in New York City. The office would have been primarily be used as a satellite sales office. The monthly rental rate is $7,968 and the lease expires in five years.

ITEM  3.  LEGAL  PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the operation of its business. On September 13, 1999 and October 11, 1999, two putative class action lawsuits were filed in the United States District Court, Central District of California, Southern Division, against the Company and its then principal officers, Steven
W. Rebeil and Dominic J. Magliarditi entitled Mary Ellen Harrington, On Behalf of Herself and All Others Similarly Situated v. 2TheMart.com, Inc., Steven W. Rebeil, and Dominic J. Magliarditi (No. SACV99-1127 DOC (ANX)) and Vinh D. Diep, On Behalf of Herself and All Others Similarly Situated v. 2TheMart.com, Inc., Steven W. Rebeil, and Dominic J. Magliariditi (No. SACV99-1255 DOC (EEX). In December 1999, the complaints were consolidated into a consolidated complaint (the "Complaint"). The Complaint alleges, on behalf of a class of individuals who purchased shares of the Company's common stock between January 19, 1999 and August 26, 1999, that the defendants engaged in a plan to defraud the market and purchasers of the Company's common stock in violation of section 10(b) of the Exchange Act, SEC Rule 10b-5 and Section 20(a) of the Exchange Act (as against Mr. Rebeil and Mr. Magliarditi) by failing to disclose material facts or making material misstatements of fact regarding the status of the Company's Web site. The Complaint seeks compensatory damages for themselves and for the class.

The Company and its defendant officers and directors believe that the lawsuits are without merit and that they have meritorious defenses to the above actions. The Company has tendered the action to its insurers and plans on vigorously defending the litigation. The Company believes that it has adequate insurance coverage to meet any potential losses, subject to a $250,000 deductible. However, failure to successfully defend the action which results in an award greater than the Company's insurance coverage, could have a material adverse effect on the Company's results of operations, liquidity and financial condition.

In March 2000, the defendants filed a motion to dismiss with prejudice all claims made in the Complaint for failure to state a claim. A decision on such motion is expected in 2000.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no submissions of matters to a vote of security holders during the period December 22, 1998 (inception) to December 31, 1999.

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low closing prices for shares of the Company's common stock for the periods noted since the reverse merger, as reported by the National Daily Quotation Service and the NASD OTC Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                             CLOSING PRICE
                   YEAR     PERIOD          HIGH       LOW
                   ----------------------------------------
                   1999  First Quarter     $31.63    $ 1.75
                         Second Quarter    $36.00    $12.25
                         Third Quarter     $20.00    $ 5.94
                         Fourth Quarter    $16.50    $ 2.38

                   2000  First Quarter     $ 8.00    $ 3.75

Pursuant to NASD Eligibility Rule 6530 (the "Rule") issued on January 4, 1999, issuers who do not make and maintain current filings pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934 are ineligible for listing on the OTC Bulletin Board. Pursuant to the Rule, issuers who are not current with such filings are subject to having the quotation of their securities removed from the OTC Bulletin Board pursuant to a phase-in schedule depending on each issuer's trading symbol as reported on January 4, 1999 and thereafter may quote its common stock on the National Quotation Bureaus "Pink Sheets" (the "Pink Sheets").

The Company was not in compliance with the Rule during the period October 8, 1999 to February 22, 2000, and therefore, the Company's common stock traded on the Pink Sheets. The Company filed its Registration Statement on Form 10 in order to become a "reporting" company and received no further comments from the Securities and Exchange Commission regarding the Form 10 on February 11, 2000. On February 23, 2000, the Company's common stock resumed trading on the OTC Bulletin Board.

Due to the failure of the Company to timely file its annual report on Form 10-K, the Company became non-compliant with Rule 6530. As a result, the Company's trading symbol was amended to "TMRTE" on April 27, 2000. As such, the Company has approximately 30 days from April 27, 2000 in order to become current with its reporting requirements or be subject to delisting from the NASD OTCBB. By filing the Company's Annual Report on Form 10-K herein, the Company expects to once again be compliant with Rule 6530, at which time the Company's trading symbol will be changed to "TMRT".

NUMBER  OF  SHAREHOLDERS

The number of holders of record of the common stock of the Company as of the close of business on April 30, 2000 was 337.

DIVIDEND  POLICY

To date, the Company has declared no cash dividends on its common stock and does not expect to pay cash dividends in the foreseeable future. The Company intends to retain future earnings, if any, to provide funds for the operation and expansion of its business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

On December 22, 1998, CD-Rom entered into a merger agreement to acquire all of the outstanding Common Stock of 2TheMart-Nevada in a business combination described as a "reverse merger." The merger closed on January 8, 1999. For accounting purposes, the merger has been treated as the merger of CD-Rom into 2TheMart-Nevada. Immediately prior to the acquisition, CD-Rom had 2,291,850 shares of Common Stock outstanding. As part of the reorganization and stock purchase agreement, CD-Rom issued an additional 17,800,000 shares of the Common Stock of CD-Rom to the shareholders of 2TheMart-Nevada (all of which were "accredited" investors) in exchange for all of the shares of 2TheMart-Nevada. In addition, 1.2 million of the previously issued CD-Rom shares were placed in escrow to be distributed to the 2TheMart-Nevada shareholders upon the occurrence of certain events. This issuance was an isolated transaction not involving a public offering and consequently conducted under an exemption under Section 4(2) of the Securities Act of 1933.

On January 8, 1999, the Company issued an aggregate of 917,500 shares of its Common Stock to six unrelated and unaffiliated "accredited" investors. The issuances were a limited offering not over $1 million without general advertising and solicitation made under Rule 504 of Regulation D promulgated under the Securities Act of 1933, resulting in net proceeds to the Company in the amount of $980,000.

On January 8, 1999, the Company issued an aggregate of 80,000 shares of its Common Stock to the Company's securities counsel in accordance with an agreement negotiated in December 1998. The issuance was a limited offering not over $1 million without general advertising and solicitation made under Rule 504 of Regulation D promulgated under the Securities Act of 1933, in exchange for legal services provided in relation to the Company's merger with 2TheMart-Nevada valued at $20,000.

On January 25, 1999, the Company issued 15,000 shares of "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) Common Stock to the Company's securities counsel, in consideration for legal services valued at $15,000. The shares were valued at $1.00 per share in accordance to the original pricing of the Company's then ongoing private placement. The issuance was an isolated transaction not involving a public offering and consequently conducted under an exemption under Section 4(2) of the Securities Act of 1933.

On January 25, 1999, the Company issued 40,000 shares of "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) Common Stock to an individual, in consideration for the purchase of the 2jauction.com software valued at $40,000. The shares were valued at $1.00 per share in accordance with an agreement negotiated in December 1998. The issuance was an isolated transaction not involving a public offering and consequently conducted under an exemption under Section 4(2) of the Securities Act of 1933.

On January 29, 1999, the Company issued 1,000,000 shares of "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) Common Stock to an unrelated "accredited" investor, resulting in net proceeds of $1,000,000 to the Company. The issuance was an isolated transaction not involving a public offering and consequently conducted under an exemption under Section 4(2) of the Securities Act of 1933.

On January 30, 1999, the Company issued 50,000 shares of "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) Common Stock to an unrelated "accredited" investor in exchange for $25,000 and consultation services valued at $25,000. The issuance was an isolated transaction not involving a public offering and consequently conducted under an exemption under
Section  4(2)  of  the  Securities  Act  of  1933.

On February 2, 1999, the Company issued 100,000 shares of "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) Common Stock to Thomas Benjamin, the Company's Vice-President of Business Development as employee compensation valued at $175,000. The issuance was an isolated transaction not involving a public offering and consequently conducted under an exemption under Section 4(2) of the Securities Act of 1933.

On February 2, 1999, the Company issued 7,500 shares of "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) to an unrelated individual in consideration for certain consultation services rendered valued at $7,500. The issuance was an isolated transaction not involving a public offering and consequently conducted under an exemption under Section 4(2) of the Securities Act of 1933.

On February 2, 1999, the Company issued 5,000 shares of "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) to an employee of the Company as employee compensation valued at $7,500. The issuance was an isolated transaction not involving a public offering and consequently conducted under an exemption under Section 4(2) of the Securities Act of 1933.

On February 4, 1999, the Company issued 1,555,000 shares of "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) Common Stock to an unrelated accredited investor, resulting in net proceeds of

$1,555,000 to the Company. The issuance was conducted under an exemption provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933 and Section 4(2) of the Securities Act of 1933.

On March 1, 1999, the Company issued 15,000 shares of "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) Common Stock to the Company's securities counsel, in consideration for legal services rendered valued at $15,000. The issuance was an isolated transaction not involving a public offering and consequently conducted under an exemption under Section 4(2) of the Securities Act of 1933.

On April 7, 1999, the Company issued an aggregate of 75,000 "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) shares of the Company's Common Stock in addition to warrants to purchase 125,000 "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) shares of the Company's Common Stock at an exercise price of $5.00 to an unrelated "accredited" individual, in exchange for certain consultation services rendered valued at $535,000. These issuances were conducted under an exemption provided by Section 4(2) of the Securities Act of 1933 as well as Rule 506 and 701 of Regulation D promulgated under the Securities Act of 1933.

In April, 1999, the Company completed a private placement offering of 1,280,000 "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) shares of the Company's Common Stock. The issuance was offered without general solicitation or advertising under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933 to unrelated "accredited" investors. An aggregate of 840,000 shares were sold at a price of $1.00. After such shares were sold, the Company amended its PPM, increasing the price of the offered shares to $5.00. A total of 300,080 shares were sold at a price of $5.00. The offering resulted in aggregate net proceeds to the Company of $2,340,400.

In August, 1999, the Company issued an aggregate of 53,000 "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) shares of the Company's Common Stock at a price of $10.00 per share pursuant to a private offering of the Company's Common Stock commencing on July 12, 1999 (the "July 12, 1999 Private Offering") to four "accredited" investors. The sales resulted in aggregate net proceeds to the Company of $530,000. On September 9, 1999, the Company lowered the offering price of its July 12, 1999 Private Offering to $5.00 per share. As a result, 53,000 additional shares of the Company's Common Stock was issued to the original investors in the July 12, 1999 Private Offering to lower their net price to $5.00 per share. The issuances were offered without general solicitation or advertising to unrelated accredited investors under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

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

In September 1999, the Company issued 105,133 shares of "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) shares of the Company's Common Stock to unrelated third parties in consideration for the build-out of tenant improvements valued at $157,700. The issuance was an isolated transaction not involving a public offering and consequently conducted under an exemption under Section 4(2) of the Securities Act of 1933.

On August 23, 1999, the Company issued 141,210 shares of "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) shares of the Company's Common Stock pursuant to a "cashless exercise" option previously issued to an unrelated third-party as part of the Company's reverse merger as previously described. The issuance was an isolated transaction not involving a public offering and consequently conducted under an exemption under Section 4(2) of the Securities Act of 1933.

Beginning October 1999 through January 2000, the Company issued 4,182,202 "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) shares of its Common Stock pursuant to a private placement of the Company's common stock at a price of $1.50 per share, plus 295,186 shares for offering costs, resulting in net proceeds of $6,273,303 (the "October
Offering"). The issuances were offered without general solicitation or advertising under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. Subsequent to the sale, the Company discovered that some purchasers of the October Offering resold their shares in possible violation of the Securities Laws. As a result, certain purchasers voluntarily returned shares (totaling 1,173,574 shares) to the Company. The Company has made every effort to insure that it complied with all applicable securities laws and that all purchasers of the Company's October Offering received full and adequate disclosure regarding the Company's operations. However, in the event that portions of the October Offering were deemed to have been made in contradiction of the Securities Act of 1933, as amended, the Company may face certain contingent liabilities.

On October 8, 1999, the Company issued 300,000 "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) shares of its Common Stock to an "accredited" investor at a price of $3.33 per share resulting in net proceeds of $999,000. The issuance was an isolated transaction not involving a public offering and consequently conducted under an exemption under Section 4(2) of the Securities Act of 1933.

On October 18, 1999, the Company issued 291,429 "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) shares of its Common Stock to an "accredited" unrelated shareholder upon conversion of a convertible note in the amount of $500,000 previously issued. The issuance was an isolated transaction not involving a public offering and consequently conducted under an exemption under Section 4(2) of the Securities Act of 1933.

On October 21, 1999, the Company issued 30,000 "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) shares of its Common Stock to an unrelated third-party for certain consultation services rendered to the Company valued at $45,000. The issuance was an isolated transaction not involving a public offering and consequently conducted under an exemption under
Section  4(2)  of  the  Securities  Act  of  1933.

On October 25, 1999, the Company sold an additional 1,000,000 shares of the "restricted" Common Stock of the Company to an unaffiliated accredited shareholder of the Company at a price of $1.00 per share resulting in proceeds to the Company of $1,000,000. The issuance was an isolated transaction not involving a public offering and consequently conducted under an exemption under
Section  4(2)  of  the  Securities  Act  of  1933.

On November 18, 1999, the Company issued 2,000,000 "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) shares of its Common Stock to an "accredited" investor at a price of $1.50 per share resulting in net proceeds of $3,000,000. The issuance was an isolated transaction not involving a public offering and consequently conducted under an exemption under Section 4(2) of the Securities Act of 1933.

On December 16, 1999, the Company issued 5,000 shares of "restricted (as that term is defined under Rule 144 of the Securities Act of 1933) shares of its Common Stock to an unrelated consultant of the Company in consideration for certain consultation services rendered valued at $52,500.

In March 2000, the Company initiated a private offering of up to 7,500,000 shares of the Company's "restricted" Common Stock. As of April 15, 2000, the Company has sold 580,000 shares resulting in net proceeds of $580,000. The issuances were offered without general solicitation or advertising to unrelated accredited investors under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

On March 8, 2000, the Company issued 12,500 shares of "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) Common Stock to the Company's securities counsel, in consideration for legal services valued at $12,500. The issuance was an isolated transaction not involving a public offering and consequently conducted under an exemption under Section 4(2) of the Securities Act of 1933.

On March 22, 2000, the Company issued 75,000 shares of "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) Common Stock to the Company's securities counsel, in consideration for legal services valued at $75,000. The issuance was an isolated transaction not involving a public offering and consequently conducted under an exemption under Section 4(2) of the Securities Act of 1933.

ITEM  6.  SELECTED  CONSOLIDATED  FINANCIAL  DATA

Selected  Financial  Data:

As previously discussed, the Company was originally incorporated under the laws of the State of Oklahoma on December 2, 1992 as S.K.B. Design, Inc. Between 1992 to 1996, the Company was inactive. On October 1, 1996, the Company acquired certain technology and assets with the intention of developing a cd-rom based multimedia yearbook product. On December 22, 1997, the Company changed its name to CD-Rom Yearbook Company, Inc. to reflect its new business plan. Due to certain technical and market difficulties, the business of CD-Rom did not develop as expected. As a result, the Company ceased its operations in the fall of 1998 and began a search for new business opportunities. On December 22, 1998, CD-Rom acquired all of the outstanding common stock of 2TheMart-Nevada, in a business combination described as a "reverse merger." Selected financial data has been included for the period December 22, 1998 (inception) to December 31, 1999.

The following table contains selected financial data of the Company and is qualified by the more detailed financial statements and the notes thereto provided in this Form 10-K. The financial data as of and for the period December 22, 1998 (inception) to December 31, 1999, has been derived from the Company's financial statements, which statements were audited by Corbin & Wertz.

                                      For the Period December
                                      22, 1998 (inception) to
                                      December 31, 1999 or as
Selected Financial Data               of December 31, 1999
------------------------------------  -------------------------

Net Sales and Interest Income               $          117,030
Net Loss                                    $       (9,655,722)
Net Loss per Basic and Diluted Share        $            (0.40)
Total Assets                                $       16,076,528
Short-term Note Payable                     $        1,775,000
Stockholders' Equity                        $       12,024,905


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

After CD-Rom's merger with 2TheMart-Nevada, as previously discussed, the Company discontinued its prior business plan and implemented in its place the Company's current business plan to develop and launch an e-commerce Web site to facilitate transactions between businesses and consumers and between consumers and consumers. Between December 22, 1998 and January 8, 1999, 2TheMart-Nevada had no activity of any significance including capital transactions and operating activities. Accordingly, separate financial statements as of December 31, 1998 were not considered necessary, and therefore, this discussion and analysis will focus on the Company's current business plan and operations.

During the period from December 22, 1998 (inception) through December 31, 1999, the Company had no substantive revenues from its operations because it was in the development stages and recently launched its e-commerce Web site. However, the Company earned approximately $117,000 on interest on short-term investments from cash raised during 1999. The Company incurred expenses of approximately $9.8 million consisting primarily of payroll and related compensation, non-cash stock and option issuances, professional fees and marketing expenses.

Plan  of  Operations  for  the  Twelve  Months  Ending  December  31,  2000.

On April 14, 2000, the Company entered into an Agreement and Plan of Reorganization between the Company, its wholly owned subsidiary, 2TheMart.com, Inc., a Delaware Corporation formed solely for the purpose of reincorporating the Company in the state of Delaware ("2TMD"), GoToWorld.com, Inc., a Delaware Corporation ("GTW"), and GoToWorld's parent company Languageforce, Inc., a Colorado Corporation ("LanguageForce"), whereby the Company will merge with and into 2TMD, with 2TMD being the surviving Company. Pursuant to the agreement, all of the Company's common stock will be exchanged for shares of 2TMD on a one for one basis. As a result, the Company will effectuate a reincorporation from an Oklahoma corporation into a Delaware corporation. Immediately subsequent to the Company's merger with 2TMD, GTW will merge with and into the subsequent combined company, now 2TMD. Pursuant to the agreement, all of the shares of GTW will be exchanged for 52,930,931 shares of the common stock of 2TMD in a business combination described as a "reverse merger." Subsequent to the merger of GTW into 2TMD, 2TMD will change its name to "GotoWorld.com, Inc." Under the terms of the agreement, Ian S. Simpson shall become the President, Chief Executive Officer and Chairman of the Board of the surviving corporation; Steven
W. Rebeil, the Company's current Chairman of the Board, will relinquish all of his positions with the Company. The closing of the agreement and effectiveness of the proposed mergers is subject to shareholder approval of both Company and GTW.

In contemplation of the proposed merger with GTW, the Company plans to integrate GTW's and 2TM's business plans. GTW is a global communications and commerce super portal. Its plan of operations is to become the gateway to the business-to-business world markets. GTW's business solutions and services to be provided will include the ability to instantly communicate between over 14 different languages with its Universal Translator technology licensed from LanguageForce, Inc., GTW's former parent company. This technology allows total access to the world's products and services without language barriers.

GTW's innovative advertising vehicles of Get Paid to Surf , Get Paid to Shop , and Get Paid to Chat , currently bring millions of visitors and members to its global super portal. These visitors and members have access to the global markets through new services to be provided as a result of the acquisition. Those services are expected to include a worldwide business-to-business and business-to-consumer directory-in localized languages; B2B and B2C auction services; B2B and B2C e-commerce store front hosting and services; as well as additional business solutions.

GTW plans to aggressively roll out its international expansion of localized content specific super portals in over 10 countries utilizing its instant translation capabilities in Chinese, Japanese, French, German, Korean, Spanish, Italian, Portugese, Swedish and Danish.

Complete details regarding the Company's proposed merger and the business operations of GTW will be disclosed in the Company's Schedule 14A Proxy Statement ("Proxy Statement") to be filed shortly. Upon clearance by the Securities and Exchange Commission, the Proxy Statement will be forwarded to all shareholders of the Company. All eligible shareholders of the Company as of a record date (to be determined in the Proxy Statement) will be given the opportunity to vote on the proposed merger at the Company's upcoming annual shareholder's meeting.

In the event that the Company's proposed merger with GTW is not accomplished as planned, the Company intends on continuing with the development of its current e-commerce Web site.

Liquidity

Net cash used in operating activities was $6.2 million, due primarily to the net loss of $9.7 million offset by non-cash compensation expense for stock and options, and an increase in accounts payable and current liabilities totaling $1.2 million and $2.2 million, respectively.

Cash used in investing activities was $11.3 million, due to the purchase of computer hardware and development of software.

Cash provided by financing activities was $20 million that was due to the sale of common stock and proceeds from the issuance of notes payable partially offset primarily by the repayment of a note payable totaling $17.7 million, $2.7 million and $0.3 million, respectively. Additionally, a note payable totaling $0.5 million was converted into 291,429 shares of common stock and a $2.0 million note payable was forgiven by the Chief Executive Officer.

On November 18, 1999, the Company entered into a payment agreement for the satisfaction of the remaining amounts owed for the Company's Web site as well as additional services provided by IBM relating to the Web site. The Company will pay IBM approximately $1.8 million plus interest at a rate of 13.5% per annum compounded monthly beginning November 1, 1999, to be paid in twelve equal monthly payments of principal and interest totaling $162,552, with the first payment due on January 31, 2000. The Company has withheld payments to IBM beginning March 2000 pending resolution of product quality and repair issues regarding the Company's Web site.

Lack  of  Profitability,  Potential  Losses

From its inception in December 1998, through December 31, 1999, the Company has experienced aggregate losses of $9,655,722. Results of operations in the future will be influenced by numerous factors including, among others, expansion, the Company's ability to drive traffic to its web site, to attract affiliates, provide superior customer service and retain qualified personnel. The Company may incur problems, delays, expenses, and difficulties during this stage, any of which may be beyond the Company's control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. There is no assurance that the Company will ever operate profitably.

Additionally, the Company's financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had not yet generated revenues from Web site operations and, at December 31, 1999, had accumulated a deficit from its operating activities. Continuation of the Company as a going concern is dependent upon, among other things, obtaining additional capital, meeting other obligations under various agreements and achieving satisfactory levels of profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

As of April 30, 2000, the Company had $262,109 in cash and cash equivalents. However, $220,000 is "restricted" cash in the form of certificates of deposits securing existing lines of credit. The Company does not currently have sufficient funds to meet its operating expenses. In contemplation of its proposed merger, the Company has ceased its capital raising efforts and has taken its Web site off line. Pursuant to an Interim Operating Agreement between the Company and GTW effective April 19, 2000, GTW has agreed to fund the Company's daily operating expenses pending completion of the merger, as previously discussed.

Capital  Expenditures

The Company contracted with IBM to acquire hardware and software for its Web site operations and corporate infrastructure and the development of its Web site in the amount of approximately $11.0 million of which $7.9 million is for hardware and software and $3.1 million is for Web site development. As of November 19, 1999 the Company has paid $9.2 million of its obligation. On November 18, 1999, the Company entered into a payment agreement with IBM whereby the Company will pay the remaining amounts owed for its Web site in 12 monthly payments beginning January 31, 2000. The Company has withheld payments to IBM beginning March 2000 pending resolution of product quality and repair issues regarding the Company's Web site.

The Company is also required to pay for the space that it has secured with Exodus at Exodus' Sterling, Virginia data center for the Company's Internet connectivity. The Company's minimum expected monthly obligation to Exodus pursuant to its contract is approximately $78,000, which may increase depending on the Company's bandwidth usage. At December 31, 1999, the Company owes Exodus approximately $286,000. The Company has also contracted with Ciber for the implementation and specific coding projects of the Company's back-end accounting and billing software. The Company currently owes Ciber approximately $332,000 for the completion of its work. Additionally, the Company has contracted with Lawson to license the use of Lawson's accounting software system. Under the terms of the agreement with Lawson, the Company paid Lawson approximately $129,000 with $300,000 due in monthly payments of $100,000 beginning January 2000, and has the option of either paying a one time flat fee to Lawson on May 1, 2000 in the amount of $573,070 or a fee based on a percentage of the Company's revenue. Under the terms of the agreement, the Company is required to pay Lawson $30,000 upon the Company reaching $50 million in revenue.

The Company is currently in discussions with IBM, Exodus, Ciber, and Lawson for the satisfaction of the amounts due IBM, Exodus, Ciber, and Lawson. The Company does not currently have sufficient funds to meet those commitments. Failure to successfully negotiate a reduction of the amounts due or failure to raise additional funding to meet those expenditures would have a materially adverse effect on the Company's operations.

Results  of  Operations

The Company has not realized any material operating revenue to date. Additionally, the Company does not expect any material increase in operating revenues until after the Company begins aggressively marketing the Web site. Since the Company has no historical operating revenues to gauge future operating revenues upon, it is uncertain as to what level of revenues, if any, the Company may achieve from its Web operations.

As a result of the development stage nature of the Company's prior operations, the Company is not reporting any impact on its operations from inflation or changing prices.

Quantitative  and  Qualitative  Disclosures  About  Market  Risk

The Company is not exposed to material risk based on interest rate fluctuation, exchange rate fluctuation, or commodity price fluctuation.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The financial statements and related reports of independent auditors listed in the accompanying index are filed as part of this report. See "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Deloitte & Touche LLP was engaged to audit the financial statements of CD-Rom Yearbook Company for the years ended December 31, 1997 and 1998. In July 1999, Deloitte & Touche LLP resigned from such engagement prior to issuing any reports. There were no disagreements of the type required to be reported by this Item 14 between Deloitte & Touche LLP and the CD-Rom Yearbook Company.

Subsequently, on August 10, 1999, the Company retained the services of Grant Thornton LLP ("GT"), Certified Public Accountants to audit its 1999 financial statements, at which time the Company determined that audited financials of CD-Rom Yearbook Company was not required for its Form 10 filing but rather audited financials of the combined entity for the period ended June 30, 1999 were required.

On March 22, 2000, the Company received correspondence from GT stating that GT had resigned as independent accountants for the Company as of March 17, 2000. The resignation of GT was not approved by the Company's Board of Directors. In resigning, GT cited the following reportable events (the "Reportable Events"):

1. That during the period in which GT was engaged as independent auditors, GT noted certain events or circumstances that led it to conclude that it would no longer be able to rely on management's representations; and

2. That GT believes that the Company does not have adequate internal controls or the appropriate level of management or board oversight over the Company's policies and practices.

The Company has authorized GT to respond fully to any successor independent accounting firm regarding the Reportable Events and GT's resignation as auditors of the Company.

GT had served as the Company's independent accountant and had previously audited and issued a report dated August 24, 1999 on the Company's financial statements for the period from December 22, 1998 (inception) to June 30, 1999. To the best of the Company's knowledge, there were no disagreements with GT on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of GT, would have caused GT to make reference to the subject matter of the disagreement in its report.

The Company's Board of Directors is presently conducting an investigation of the Company's policies and procedures and is in the process of implementing additional internal controls in order to ensure the integrity of the Company's policies and procedures. Additionally, Dominic J. Magliarditi, the Company's President, Chief Operating Officer, Secretary, Chief Financial Officer, and a member of its Board of Directors has relinquished all of his positions with the Company effective March 28, 2000. The Company is also currently actively recruiting additional officers and board members.

In connection with its proposed merger with GoToWorld.com, Inc., ("GoToWorld") the Company has agreed to appoint Ian S. Simpson, GoToWorld's current Chairman of the Board and Chief Executive Officer, as the merged Company's CEO, Chairman, and member of its board of directors. The Company believes that the changes already effectuated as well as the changes in management contemplated in its proposed merger with GoToWorld will substantially resolve the issues raised by GT.

Management of the Company believes that the Company's internal controls are adequate and that management's representations can be relied on by the Company's auditors.

On March 23, 2000, the Company's Board of Directors approved the appointment of and formally engaged, the firm of Corbin & Wertz ("C&W"), as the Company's principal accountant. Thereupon, C&W began auditing the Company's financial statements for the fiscal year ended December 31, 1999. As part of the audit, C&W will review the Company's internal control policies and procedures.

From the period from December 22, 1998 (inception) to June 30, 1999, and subsequent interim period, prior to engaging C&W, the Company has not consulted C&W regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms and until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The directors and executive officers of the Company as of May 1, 2000, are as follows:

     Name                Age     Position(s)
--------------------------------------------------------------------------------

Steven  W.  Rebeil       37     Chairman of the Board of Directors, Director

Thomas  N.  Benjamin     35     Vice President of Strategic Planning & Analysis

STEVEN W. REBEIL has served as Chairman of the Board and a Director of the Company since January 1999. Mr. Rebeil was formerly the Company's Chief Executive Officer and Chairman of the Board in 1999. Mr. Rebeil has been the principal shareholder and Chairman of the Board of Directors of Gem Development Company, a real estate development company. From 1994 to 1997, Mr. Rebeil, was a principal and officer of Gem Gaming, Inc., which designed and developed hotel projects. From 1989 to 1996, Mr. Rebeil was a principal and officer of Gem
Homes, Inc., a Las Vegas, Nevada developer of residential real estate properties. Between 1982 to 1989, Mr. Rebeil founded and managed R&R Landscaping, Inc., a Las Vegas area landscape maintenance and construction company.

THOMAS N. BENJAMIN has served as the Company's Vice President of Strategic Planning and Analysis since August 1999 and prior to that, the Company's Vice
President of Business Development from January 1999 to July 1999. From July 1995 to December 1998 Mr. Benjamin worked as a consultant for a variety of companies advising clients on issues ranging from technological intellectual property to real estate development. Between January 1994 and April 1995, Mr. Benjamin worked for SpecTron Communications Corporation as its Vice President of Operations which developed credit card activated wireless phones. From February 1990 to December 1993, Mr. Benjamin worked for The Clifford Companies, a real estate management and restructuring company, where he last held the position of Vice President and Regional Manager.

2TheMart  is  presently  seeking  additional  management  and  directors.

ITEM  11.  EXECUTIVE  COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the period December 22, 1998 (inception) to December 31, 1999. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in the period. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                          SUMMARY COMPENSATION TABLE

                             Annual Compensation                              Long Term Compensation
                             -------------------                              -----------------------
                                                                          Awards                     Payouts
                                                                          ------                     -------
                                                                        RESTRICTED SECURITIES
NAME AND                                                   OTHER ANNUAL   STOCK    UNDERLYING    LTIP      ALL OTHER
PRINCIPAL                           SALARY        BONUS    COMPENSATION   AWARDS    OPTIONS     PAYOUTS   COMPENSATION
POSITION               YEAR          ($)           ($)         ($)         ($)        (#)         ($)          ($)
-----------------  ------------  -----------  -------------  --------  ----------   --------  ---------    ------------
Dominic                1999        159,036         -0-         -0-         -0-        -0-         -0-          -0-
J. Magliarditi
(Former
President, COO,
Secretary, and
CFO)

Steven W.              1999        153,267         -0-         -0-         -0-        -0-         -0-          -0-
Rebeil
(Chairman of the
Board and
former CEO)

Thomas N.              1999         94,423         -0-         -0-       175,000    300,000       -0-          -0-
Benjamin
(V.P. of
Strategic
Planning and
Analysis)

Robert Allende         1999        124,904         -0-         -0-         -0-      110,000       -0-          -0-
(Former Chief
Technology
Officer)

Mark Rosenberg         1999         71,539         -0-         -0-         -0-      125,000       -0-        23,368
(Former V.P. of
Marketing
and Sales)




                            OPTION GRANTS FOR PERIOD
               DECEMBER 22, 1998 (INCEPTION) TO DECEMBER 31, 1999
                              (INDIVIDUAL  GRANTS)

                         NUMBER OF    PERCENT
                         SECURITIES   OF TOTAL
                         UNDERLYING   OPTIONS
                         OPTIONS      GRANTED    EXERCISE   GRANT DATE
                         GRANTED      TO ALL     PRICE      EXPIRATION  PRESENT VALUE
NAME                       (#)        EMPLOYEES  ($/SH)         DATE           ($)

Dominic J. Magliarditi           -0-  n/a        n/a          n/a            n/a

Steve W. Rebeil                  -0-  n/a        n/a          n/a            n/a

Thomas N. Benjamin(2)        110,000  39%        3.00      9/1/05         975,000

Robert Allende(3)            360,000  14%    2.375/5.00  10/19/00         675,000

Mark Rosenberg(1)            125,000  16%        5.00    03/24/00         2,000,000



(1) Represents vested options to acquire 12,500 shares of the Company's common stock at an exercise price of $5.00 per share and 112,500 options to acquire shares of the Company's common stock at an exercise price of $5.00 per share vesting over a period of four years beginning on November 7, 1999 in accordance with Mr. Rosenberg's employment offer letter. On September 24, 1999, Mr. Rosenberg resigned his position as the Vice-President of Marketing and Sales. Under the terms of his employment offer letter, all non vested options (112,500) were immediately cancelled. In addition, the 12,500 vested options must be exercised by Mr. Rosenberg within six months of Mr. Rosenberg's termination of employment.

(2) Represents vested options to acquire 150,000 shares of the Company's common stock at an exercise price of $3.00 per share and 150,000 options to acquire shares of the Company's common stock at an exercise price of $3.00 per share which vest over a period of two years beginning September 1, 2000, in accordance with Mr. Benjamin's employment offer letter. Pursuant to the terms of Mr. Benjamin's offer letter, all 300,000 options will automatically vest as of the closing of the Company's proposed merger with GoToWorld.com, Inc. Does not include options to purchase 200,000 shares of the Company's common stock at an exercise price of $4.75 issued pursuant to the Company's 2000 Stock Incentive Plan which vest over a period of four years. Pursuant to a decision of the Board of Directors, 25% (50,000 options) vest upon closing of the Company's merger with GoToWorld.com.

(3) Represents vested options to acquire 25,000 shares of the Company's common stock at an exercise price of $5.00; vested options to acquire 11,667 shares of the Company's common stock at an exercise price of $2.375; 50,000 options to acquire shares of the Company's common stock at an exercise price of $5.00 per share vesting over a period of three years beginning on February 14, 2001 in accordance with Mr. Allende's employment offer letter; and 23,333 options to acquire shares of the Company's common stock at an exercise price of $2.375 per share vesting over two years beginning on October 6, 1999. Does not include 250,000 options to acquire shares of the Company's common stock at an exercise price of $4.75 vesting over four years issued pursuant to the Company's 2000 Stock Incentive Plan in fiscal 2000. The Company laid off Mr. Allende on April 19, 2000 as a result of its planned merger with GoToWorld.com, Inc. Consequently, all 75,000 options to purchase the Company's Common stock at an exercise price of $5.00 per share are deemed automatically vested pursuant to Mr. Allende's employment letter. The remaining unvested 23,333 options at $2.375 and 250,000 options issued pursuant to the Company's stock incentive plan automatically expired and are deemed cancelled due to Mr. Allende's termination except for 25% of the options issued under the 2000 Stock Incentive Plan (62,500) which were vested by a decision of the Board of Directors as to all employees as a result of the Company's proposed merger.



                                                  OPTION EXERCISES FOR PERIOD
                                      DECEMBER 22, 1998 (INCEPTION) TO DECEMBER 31, 1999
                                           AND OPTION VALUES AS OF DECEMBER 31, 1999

                           SHARES                  NUMBER OF UNEXERCISED SECURITIES   VALUE OF UNEXERCISED
                        ACQUIRED ON                             UNDERLYING OPTIONS         IN-THE-MONEY OPTIONS
                         EXERCISE      VALUE REALIZED     AT DECEMBER 31, 1999       AT DECEMBER 31, 1999 ($)
NAME                        (#)             ($)         EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
----------------------  ------------  ---------------  -------------------------   --------------------------

Dominic J. Magliarditi      n/a             n/a                   n/a                        n/a

Steve W. Rebeil             n/a             n/a                   n/a                        n/a

Thomas N. Benjamin          -0-             -0-             150,000/150,000             581,250/581,250

Robert Allende              -0-             -0-              36,667/73,333              99,375/198,750

Mark Rosenberg              -0-             -0-                12,500/0                       0/0


COMPENSATION  ARRANGEMENTS

On September 3, 1999, the Company entered into an employment offer letter with Thomas N. Benjamin, the Company's Vice-President of Strategic Planning & Analysis, whereby the Company will pay Mr. Benjamin an annual salary of $125,000. Pursuant to the letter, Mr. Benjamin's annual salary increased to $150,000 on January 1, 2000. The letter also requires the Company to provide health benefits to Mr. Benjamin and his family and to allow Mr. Benjamin the opportunity to participate in the Company's retirement, stock option and bonus plans as they may be established. Under the letter, in the event of a termination of Mr. Benjamin's employment with the Company for reasons other than cause, Mr. Benjamin will also be entitled to receive his base salary for a period of twelve months after termination. Pursuant to the letter, the Company has also agreed to grant options for up to 300,000 shares of common stock of the Company at an exercise price of $3.00 with 150,000 options vesting immediately and the remainder over a period of two years.

On March 6, 1999, the Company entered into an employment offer letter with Robert Allende, the Company's Chief Technology Officer, whereby the Company will pay Mr. Allende an annual salary of $125,000. Pursuant to the letter, Mr. Allende's salary increased to $150,000 on September 1, 1999. On December 31, 1999, the Company, under the letter, paid Mr. Allende $12,500. Pursuant to the letter, the Company has also agreed to grant options for up to 50,000 shares of common stock of the Company to be granted at the discretion of the Board of Directors of the Company on the first anniversary of Mr. Allende's employment with the Company. Additionally, the letter granted Mr. Allende options to purchase up to 75,000 shares of the Company's common stock at an exercise price of $5.00 per share, vesting over a period of three years. The letter also requires the Company to provide health benefits to Mr. Allende and his family and to allow Mr. Allende the opportunity to participate in the Company's retirement, stock option and bonus plans as they may be established. On April 19, 2000, the Company laid-off Mr. Allende as a result of its planned merger with GoToWorld.com, Inc. Pursuant to his employment offer letter, the Company is obligated to continue paying Mr. Allende his regular salary for a period of three months from the date of his termination.

COMPENSATION  OF  DIRECTORS

Directors currently receive no cash compensation for their services in that capacity. Reasonable out-of-pocket expenses may be reimbursed to directors in connection with attendance at meetings.

BOARD  INTERLOCKS  AND  INSIDER  PARTICIPATION

Mr. Rebeil currently serves as an officer and director of the Company and participates in the deliberations of the Company's Board of Directors concerning executive officer compensation.

BOARD  COMPENSATION  REPORT  ON  EXECUTIVE  COMPENSATION

Compensation for the Company's Chief Executive Officer and other executives is determined by the full board of directors which currently consists of Mr.
Rebeil. As the Company is a development stage company with little or no historical performance information, the Company determined the initial year's compensation for its CEO and executive officers with reference to comparable compensation granted to executive officers of similar companies in the Internet and high technology field.

2000  STOCK  INCENTIVE  PLAN
On February 14, 2000, the Company's Board of Directors approved the 2TheMart.com, Inc.'s 2000 Stock Incentive Plan (the "Plan"). Under the terms of the Plan, a Committee established by the Board of Directors (the "Committee") has the sole authority to determine which of the eligible persons shall receive awards pursuant to the Plan. The Plan authorizes the Committee to award to eligible individuals, Stock Options, Stock Appreciation Rights, Restricted Stock, Stock Bonuses, or Performance Share Awards (the "Awards"). Under the Plan, the number of shares underlying such Awards, and other terms and number of shares underlying such Awards, and other terms and conditions of the Awards granted under the Plan are subject to the sole discretion of the Committee to the extent they do not conflict with the terms of the Plan. Up to 20% of the common stock the Company outstanding as of February 14, 2000 and increasing 20% of any subsequent additional increases in the outstanding common stock of the Company up to a maximum of 15,000,000 shares, are reserved for issuance under the Plan. As of March 31, the Company had issued options for the purchase of an aggregate of 1,862,110 shares of the Company's common stock under the Plan to 73 employees of the Company. Additionally, options to purchase an aggregate of 759,930 shares of the Company's common stock were issued to 67 employees of the Company prior to the adoption of the Plan and are not included thereby.

Pursuant to the Plan, in the event of an acquisition, merger, or other change in the Company's control, all awards issued under the Plan automatically vest as to existing and recently terminated employees except where otherwise determined by the Company's Board of Directors. With regards to the Company's proposed merger with GoToWorld.com, Inc, the Company's Board of Directors has determined to vest 25% of all outstanding awards under the Plan.

Approval and ratification of the Plan will require the affirmative vote of the holders of a majority of the outstanding shares of the Company's common stock present or represented and voting at the Company's 2000 annual shareholder's meeting.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of March 31, 2000 , certain information with respect to the number of shares of common stock of the Company beneficially owned by (i) each officer and director of the Company; (ii) each person known to beneficially own more than 5% of the Company's common stock; and (iii) all directors and executive officers as a group. The Company has no other class of stock outstanding.





Name and Address of                                                            Percent of
Beneficial Owners and Management                 Number of Shares          Shares of Common Stock
-----------------------------------------------  ------------------------  ----------------------

Steven W. Rebeil(1)
18301 Von Karman Avenue, 7th Floor
Irvine, California 92612                                       10,400,000         33.73%

Dominic J. Magliarditi(2)
18301 Von Karman Avenue, 7th Floor
Irvine, California 92612                                        3,545,000         11.50%

Thomas N. Benjamin(3)
18301 Von Karman Avenue, 7th Floor
Irvine, California 92612                                          250,000            <1%

Net Investments Inc.
6200 Cleveland Drive
Cleveland Ohio, 44135                                           4,519,200         14.72%

All directors and officers as a group (2 total)                14,244,666         46.20%


(1) Denotes shares beneficially owned by Mr. Rebeil but held of record by PZ Holdings, Limited. Mr. Rebeil is the general partner of PZ Holdings, Limited.

(2) Denotes shares beneficially owned by Mr. Magliarditi (the Company's former President, COO, Secretary and CFO) but held of record by DFM Holdings, Ltd. Mr. Magliarditi is a general partner of DFM Holdings, Limited. On November 18, 1999 and in connection with the additional capital raised by the Company through its recent stock sales, Mr. Magliarditi contributed 2.9 million shares of common stock back to the Company.

(3) Includes vested options to acquire 150,000 shares of the Company's common stock at an exercise price of $3.00 per share. Does not include an aggregate of 150,000 options to acquire shares of the Company's common stock at an exercise price of $3.00 per share vesting over a period of two years beginning September 1, 2000, in accordance with Mr. Benjamin's employment offer letter. Pursuant to the terms of Mr. Benjamin's offer letter, all 300,000 options will automatically vest as of the closing of the Company's proposed merger with GoToWorld.com, Inc. In addition, 50,000 options granted to Mr. Benjamin pursuant to the 2000 Stock Incentive Plan vest upon close of the Company's merger with GoToWorld.com, Inc


The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  PARTY  TRANSACTIONS

On November 18, 1999, Dominic J. Magliarditi, the Company's then President and Chief Operating Officer agreed to contribute 2.9 million shares of the Company's common stock back to the Company's treasury at the request of other potential investors. Consequently, these shares were cancelled and returned to the Company's treasury.

On May 2, 2000, the Company entered into a short-term note with PZ Holdings, Ltd., a limited partnership controlled by Steven W. Rebeil, the Company's Chairman and sole director for $15,000. Under the terms of the note, the Company is obligated to repay the principal amount of $15,000 plus one interest payment equal to 10%. upon demand by the holder The amounts owed under the note is secured by the Company's assets.

On May 2, 2000, the Company entered into a short-term note with DFM Holdings, Ltd., a limited partnership controlled by Dominic J. Magliarditi, the Company's former President, COO, CFO, Secretary, and a director for $15,000. Under the terms of the note, the Company is obligated to repay the principal amount of $15,000 plus one interest payment equal to 10% upon demand by the holder. The amounts owed under the note is secured by the Company's assets.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

(a)(1  and  2)  FINANCIAL  STATEMENTS  AND  FINANCIAL  STATEMENT  SCHEDULES

The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report.

(a)(3)  EXHIBITS

                                INDEX TO EXHIBITS

EXHIBIT  NUMBER

     2.1*          Reorganization  and  Stock  Purchase Agreement dated December
                   22,  1998

     2.2           Agreement  and  Plan  of  Reorganization dated April 14, 2000

     3.1*          Articles  of  Incorporation

     3.2* Amended Articles of Incorporation, filed with the Oklahoma Secretary of State on December 22, 1997

     3.3* Certificate of Merger, filed with the Oklahoma Secretary of State on January 8, 1999.

     3.4* Amended Articles of Incorporation, filed with the Oklahoma Secretary of State on February 16, 1999

     3.5*          Bylaws  of  the  Company

     10.1* Lease by and between Cruttenden Roth Incorporated and K23 LP, assigned to 2TheMart.com, Inc. relating to property located at 18500 Von Karman Avenue, Suite 120, Irvine, CA 92715.

     10.2*         Contract  dated  February  3,  1999  and  May 28, 1999 by and
                   between   2TheMart.com,  Inc.  and   International   Business
                   Machines,  Inc.

     10.3* Contract dated April 29, 1999 by and between 2TheMart.com, Inc. and Exodus Communications, Inc.

     10.4* Employment agreement by and between 2TheMart.com, Inc. and Steven W. Rebeil dated February 1, 1999

     10.5* Employment agreement by and between 2TheMart.com, Inc. and Dominic J. Magliarditi dated February 1, 1999

     10.6* Employment agreement by and between 2TheMart.com, Inc. and Robert Allende dated March 6, 1999

     10.7* Employment agreement by and between 2TheMart.com, Inc. and Mark Rosenberg dated May 7, 1999

     10.8*         Agreement  between  mPRm,  Inc. and 2TheMart.com, Inc. dated
                   June  11,  1999


     10.9*         Agreement  between  USWeb/CKS  and  2TheMart.com, Inc. dated
                   June  18,  1999

     10.10* Co-Branding and Advertising Agreement between I-Escrow, Inc. and 2TheMart.com, Inc. dated June 21, 1999.

     10.11* Agreement between Summit Group and 2TheMart.com, Inc. dated June 24, 1999.

     10.12* Agreement between Lawson Association, Inc. and 2TheMart.com, Inc. dated July 16, 1999.

     10.13*        IBM  Computer  Hardware  Agreement  between  IBM  and
                   2TheMart.com,  Inc.  dated  August  5,  1999.

     10.14*        Promissory  Note  in the amount of $500,000 dated August 8,
                   1999.

     10.15*        Promissory  Note  in the amount of $250,000 dated September
                   10,  1999

     10.16* Employment letter agreement by and between 2TheMart.com, Inc. and Thomas N. Benjamin dated September 3, 1999

     10.17 Lease by and between 2TheMart.com, Inc., and Dah Chong Hong Trading Corporation for the lease of that certain real property located at 362 Fifth Avenue, New York, New York 10001.

     10.18 Interim Operating Agreement by and between GoToWorld.com, Inc. and 2TheMart.com, Inc. dated April 19, 2000.

     10.19         2000 Stock Incentive Plan

     16.1*         Letter  from  Deloitte  and  Touche  LLP

     16.2*         Letter  from  Grant  Thornton  LLP

     27.1          Financial  Data  Schedule

     ___________________
     *  Previously  Filed
     +  To  be  filed  with  the  Company's  Schedule  14A  Proxy  Statement

(b)  REPORTS  ON  FORM  8-K

On March 29, 2000, the Company filed a Report on Form 8-K regarding the resignation of its then independent accountants Grant Thornton.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                2TheMart.com,  Inc.

Date:  May 23, 2000                             By:  /s/  Steven  W.  Rebeil
                                                Steven  W.  Rebeil
                                                Chairman  of  the  Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/  Steven  W.  Rebeil
       Steven  W.  Rebeil
       Sole  Director

Date:  May 23, 2000

                                                              2THEMART.COM, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                            FINANCIAL STATEMENTS

                            FOR THE PERIOD DECEMBER 22, 1998 (DATE OF INCEPTION)
                                                       THROUGH DECEMBER 31, 1999

                                                                            WITH

                                            INDEPENDENT AUDITORS' REPORT THEREON

                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page


Independent  Auditors'  Report     . . . . . . . . . . . . . . . . . . . .  F-1

Balance  Sheet  as  of  December  31,  1999    . . . . . . . . . . . . . .  F-2

Statement of Operations for the period from December 22, 1998
  (date  of  inception)  to  December  31,  1999.  . . . . . . . . . . . .  F-3

Statement of Stockholders' Equity for the period from
  December 22, 1998 (date of inception) to December 31, 1999 . . . . . . .  F-4

Statement of Cash Flows for the period from December 22, 1998
 (date  of  inception)  to  December  31,  1999.   . . . . . . . . . . . .  F-6

Notes  to  Financial  Statements   . . . . . . . . . . . . . . . . . . . .  F-7

                          INDEPENDENT AUDITORS' REPORT


Board  of  Directors
2TheMart.com,  Inc.


We have audited the accompanying balance sheet of 2TheMart.com, Inc. (the "Company") as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the period from December 22, 1998 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2TheMart.com, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the period from December 22, 1998 (date of inception) through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred a net loss of $9,655,722 since inception, has negative working capital of $1,255,565 at December 31, 1999, has no substantive revenues since inception and has significant contingent liabilities. These factors raise substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 3, the ability of the Company to continue in existence is dependent primarily upon closing its proposed merger transaction and obtaining additional debt and equity financing to fund its short-term operating expenses, capital expenditure requirements and marketing needs, as well as the successful resolution of the contingent liabilities and the generating of income from strategic alliances and from the Company's web site. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including the realizability of long-lived assets under SFAS No. 121), or the amount and classification of liabilities that might result from the outcome of this uncertainty.


                                                      CORBIN  &  WERTZ

Irvine,  California
May  15,  2000


                                                              2THEMART.COM, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                                   BALANCE SHEET

                                                         AS OF DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                     ASSETS

Current assets:
  Cash and cash equivalents                                          $ 2,521,770
  Prepaid expenses                                                       274,288
                                                                     ------------
                                                                       2,796,058
                                                                     ------------
Property and equipment, at cost:
  Computer hardware and software                                      12,148,137
  Furniture, fixtures and other office equipment                         429,611
  Leasehold improvements                                                 648,168
                                                                     ------------
                                                                      13,225,916
Less accumulated depreciation and amortization                          (372,099)
                                                                     ------------
                                                                      12,853,817
                                                                     ------------

Other assets:
  Restricted cash                                                        220,224
  Other                                                                  206,429
                                                                     ------------
                                                                         426,653
                                                                     ------------

                                                                     $16,076,528
                                                                     ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                                   $ 1,750,805
  Accrued liabilities                                                    525,818
  Note payable                                                         1,775,000
                                                                     ------------
    Total current liabilities                                          4,051,623
                                                                     ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.0001 par value; 25,000,000 shares authorized;
    no shares issued and outstanding                                           -
  Common stock, $0.0001 par value; 50,000,000 shares authorized;
    29,482,016 shares issued and outstanding                               2,948
  Additional paid-in capital                                          23,016,942
  Deferred compensation expense                                       (1,339,263)
  Deficit accumulated during the development stage                    (9,655,722)
                                                                     ------------
    Total stockholders' equity                                        12,024,905
                                                                     ------------

                                                                     $16,076,528
                                                                     ============

--------------------------------------------------------------------------------
                                            See independent auditors' report and
                                      accompanying notes to financial statements
                                                                             F-2

                                                              2THEMART.COM, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                         STATEMENT OF OPERATIONS

                       FOR THE PERIOD FROM DECEMBER 22, 1998 (DATE OF INCEPTION)
                                                            TO DECEMBER 31, 1999
--------------------------------------------------------------------------------

Sales and interest income                              $   117,030
                                                       ------------

Expenses:
  Payroll and related expenses                           1,916,634
  Professional fees                                      2,501,310
  Value of non-cash stock and option issuances           1,250,296
  Marketing                                                924,512
  Depreciation                                             372,099
  Interest                                                  79,975
  Other general and administrative                       2,727,926
                                                       ------------
                                                         9,772,752
                                                       ------------

Net loss                                               $(9,655,722)
                                                       ============

Basic and diluted loss per common share                $     (0.40)
                                                       ============

Basic and diluted weighted average shares outstanding   24,366,569
                                                       ============

--------------------------------------------------------------------------------
                                            See independent auditors' report and
                                      accompanying notes to financial statements
                                                                             F-3




                                                                                                         DEFICIT
                                                                                                         ACCUMULATED
                                                                              ADDITIONAL                 DURING THE
                                                        COMMON STOCK          PAID-IN       DEFERRED     DEVELOPMENT
                                                   SHARES        AMOUNT       CAPITAL       EXPENSE      STAGE         TOTAL
                                               -------------   ------------   ------------  -----------  ------- -----------
Founders' shares, December 22, 1998               17,800,000   $      1,780   $          -   $        -  $    -  $    1,780
Subsequent adjustments to founders' shares:
  Forgiveness of note and accrued interest
    payable to a founder in October 8, 1999                -              -      2,018,411            -       -   2,018,411
    Return of common stock by founder on
    November 18, 1999                             (2,900,000)          (290)             -            -       -        (290)
                                                -------------  -------------  -------------  ----------  ------  -----------

Adjusted founders' shares                         14,900,000          1,490      2,018,411            -       -   2,019,901

Shares issued in merger to shareholders of
  CD-Rom Yearbook Company, Inc. on
  January 8, 1999                                  2,291,850            229           (229)           -       -           -

Stock sold for cash:
  January 8, 1999 at $1.00 per share                 855,000             85        854,915            -       -     855,000
  January 8, 1999 at $2.00 per share                  62,500              6        124,994            -       -     125,000
  January 29 1999 at $1.00 per share               1,000,000            100        999,900            -       -   1,000,000
  February 4, 1999 at $1.00 per share              1,555,000            155      1,554,845            -       -   1,555,000
  April 1999 at $1.00 per share, including
    115,000 shares and 125,000 warrants
    issued for offering costs                        980,000             98        864,902            -       -     865,000
  April 1999 at $5.00 per share                      300,080             30      1,500,370            -       -   1,500,400
  August 1999 at $10.00 per share                     53,000              5        529,995            -       -     530,000
  October 8, 1999 at $3.33 per share                 300,000             30        998,970            -       -     999,000
  October 25, 1999 at $1.00 per share              1,000,000            100        999,900            -       -   1,000,000
  November 18, 1999 at $1.50 per share             2,000,000            200      2,999,800            -       -   3,000,000
  October 1999 to December 1999 at $1.50
    per share, including 295,186 shares issued
    for offering costs                             3,303,814            330      6,272,973            -       -   6,273,303

Non-cash issuances of stock:
  January 8, 1999 at $0.24 per share to
    attorney for services                             80,000              8         19,426            -       -      19,434
  January 25, 1999 at $1.00 per share to
    third party for software                          40,000              4         39,996            -       -      40,000
  February 2, 1999 at $1.75 per share to
    employee for compensation                        100,000             10        174,990            -       -     175,000
  February 2, 1999 at $1.50 per share to
    employee for compensation                          5,000              1          7,499            -       -       7,500
  February 2, 1999 at $1.00 per share to
    consultant for services                            7,500              1          7,499            -       -       7,500
  March 1, 1999 at $1.00 per share to
    attorney for services                             15,000              2         14,998            -       -      15,000
  September 1999 to adjust August 1999
   offering to $5.00 per share                        53,000              5             (5)           -       -           -
  September 1, 1999 at $1.00 per share to
    attorney for services                              5,000              1         24,999            -       -      25,000
  September 14, 1999 at $10.50 per share
    to consultant for services                         2,500              -         26,250            -       -      26,250
  September, 1999 at $1.50 per share
    to third parties for tenant improvements         105,133             11        157,689            -       -     157,700



--------------------------------------------------------------------------------
                                            See independent auditors' report and
                                      accompanying notes to financial statements
                                                                             F-4

                                                              2THEMART.COM, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                   STATEMENT OF STOCKHOLDERS' EQUITY - CONTINUED

                       FOR THE PERIOD FROM DECEMBER 22, 1998 (DATE OF INCEPTION)
                                                            TO DECEMBER 31, 1999
--------------------------------------------------------------------------------




                                                                                                     DEFICIT
                                                                                                     ACCUMULATED
                                                                          ADDITIONAL   DEFERRED      DURING THE
                                                   COMMON STOCK           PAID-IN      COMPENSATION  DEVELOPMENT
                                               SHARES        AMOUNT       CAPITAL      EXPENSE       STAGE             TOTAL
                                            ------------  ------------  -------------  ------------  ------------  ------------
October 21, 1999 at $1.50 per share
    to consultant for services                    30,000           3        44,997             -             -         45,000
  December 16, 1999 at $10.50 per share
    to consultant for services                     5,000           1        52,499             -             -         52,500

Conversion of note and accrued interest
   payable on October 18, 1999 at $1.75
   per share                                     291,429          29       509,998             -             -        510,027

Cashless exercise of stock options on
   August 23, 1999, net of 31,590 shares
   redeemed                                      141,210          14           (14)            -             -              -

Intrinsic value of stock options issued to
 employees                                             -           -     2,216,375    (1,339,263)            -        877,112

Net loss                                               -           -             -             -      (9,655,722)  (9,655,722)
                                            ------------  ------------  -------------  ------------  ------------  ------------

Balances, December 31, 1999                   29,482,016  $      2,948  $ 23,016,942   $(1,339,263)  $(9,655,722)  $12,024,905
                                            ============  ============  =============  ============  ============  ============


--------------------------------------------------------------------------------
                                            See independent auditors' report and
                                      accompanying notes to financial statements
                                                                             F-5

                                                              2THEMART.COM, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                         STATEMENT OF CASH FLOWS

                       FOR THE PERIOD FROM DECEMBER 22, 1998 (DATE OF INCEPTION)
                                                            TO DECEMBER 31, 1999

Cash flows from operating activities:
  Net loss                                                                     $ (9,655,722)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                   372,099
    Loss on disposition of software                                                  40,000
    Value of non-cash stock and option issuances                                  1,250,296
    Accrued interest on notes payable converted to common stock                      28,438
    Change in operating assets and liabilities:
      Prepaid expenses and other assets                                            (480,717)
      Accounts payable and accrued liabilities                                    2,276,623
                                                                               -------------

  Net cash used in operating activities                                          (6,168,983)
                                                                               -------------

Cash flows used in investing activities:
  Purchases of property and equipment and costs incurred for development
    of software and web site                                                    (11,293,216)
                                                                               -------------

Cash flows from financing activities:
  Proceeds from issuances of common stock,                                       17,704,193
  Proceeds from issuances of notes payable                                        2,750,000
  Repayment of note payable                                                        (250,000)
  Net change in restricted cash                                                    (220,224)
                                                                               -------------

  Net cash provided by financing activities                                      19,983,969
                                                                               -------------

Net increase in cash and cash equivalents                                         2,521,770

Cash and cash equivalents at beginning of period                                          -
                                                                               -------------

Cash and cash equivalents at end of period                                     $  2,521,770
                                                                               =============

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                                     $     11,600
                                                                               =============

Supplemental disclosures of non-cash investing and financing activities:

  Conversion of short-term note and accrued interest payable to
    common stock                                                               $    510,027
                                                                               =============

  Conversion of short-term note and accrued interest payable to
    capital contribution                                                       $  2,018,411
                                                                               =============

  Purchase of fixed assets with common stock                                   $    197,700
                                                                               =============

  Purchase of fixed assets with note payable                                   $  1,775,000
                                                                               =============

--------------------------------------------------------------------------------
                                            See independent auditors' report and
                                      accompanying notes to financial statements
                                                                             F-6

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE  1  -  ORGANIZATION  AND  BASIS  OF  PRESENTATION

The  Company

2TheMart.com, Inc., an Oklahoma corporation ("2TheMart" or the "Company") is a development stage, internet-based electronic commerce ("e-commerce") company. The Company's year end is December 31. The Company has contracted with an unrelated party to develop and launch a business-to-consumer and consumer-to-consumer trading community on the internet. The Company, which launched its web site on November 18, 1999, has developed an e-commerce site in which buyers and sellers are brought together to buy and sell a variety of goods such as antiques, apparel, coins, collectibles, computers, memorabilia, movies, music, toys and more. The 2TheMart service enables sellers to list items for sale, buyers to bid on those items and it allows the 2TheMart users to browse through all items in a fully automated, topically arranged online service.

Reorganization

In December 1998, CD-Rom Yearbook Company, Inc., an Oklahoma corporation ("CD-Rom") entered into a merger agreement to acquire all of the outstanding shares of common stock of 2TheMart-Nevada, a Nevada corporation formed on December 22, 1998. As the shareholders of 2TheMart-Nevada controlled CD-Rom after this transaction, this business combination is treated as a reverse acquisition for accounting purposes whereby 2TheMart-Nevada is considered the accounting acquiror and CD-Rom is considered the accounting acquiree. The merger became effective on January 8, 1999. Between December 22, 1998 and January 8, 1999, neither 2TheMart-Nevada nor CD-Rom had any activity of significance including capital transactions and operating activities. Accordingly, neither separate financial statements of either entity as of December 31, 1998 nor proforma financial statements were considered necessary. The surviving legal entity, CD-Rom, changed its name to 2TheMart.com, Inc. The transaction has been treated as a recapitalization of 2TheMart-Nevada with no recording of assets or liabilities at fair values on that date.

Immediately prior to the merger, CD-Rom had 2,291,850 shares of common stock outstanding. As part of the reorganization and stock purchase agreement, CD-Rom issued an additional 17,800,000 shares of common stock to the shareholders of 2TheMart-Nevada in exchange for all of the shares of common stock of 2TheMart-Nevada. In addition, options to purchase 2.5 million shares of the Company's common stock at an exercise price of $3.00 were issued to various shareholders of CD-Rom and 1.2 million of the previously issued CD-Rom shares of common stock were placed in escrow under the terms of an agreement (the "Escrow Agreement"), to be distributed to the 2TheMart-Nevada shareholders upon the occurrence of either of the following


--------------------------------------------------------------------------------
                                                                             F-7

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                       NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------



NOTE  1  -  ORGANIZATION  AND  BASIS  OF  PRESENTATION,  CONTINUED

events: 1) the exercise of any of the CD-Rom options given to the previous controlling shareholders of CD-Rom; or 2) the effectiveness of any Registration Statement filed with the Securities and Exchange Commission ("SEC") with respect to any of the shares of common stock underlying the CD-Rom options. In the event that either the CD-Rom options are not exercised or the Company fails to file and have declared effective a Registration Statement covering the shares of common stock underlying the CD-Rom options by June 22, 2000, all of the escrow shares of common stock would be returned to the previous controlling shareholder of CD-Rom. Shares of common stock covered by this Escrow Agreement are depicted as outstanding since January 8, 1999 (the merger date) and have been included in the calculation of basic and diluted loss per share for the period December 22, 1998 to December 31, 1999.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Concentration  of  Credit  Risk  and  Cash

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and restricted cash. Cash and cash equivalents and restricted cash are deposited with high credit, quality financial institutions.

Cash balances are maintained at one commercial bank. Accounts at that institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of December 31, 1999, the Company had cash balances in this bank in excess of the FDIC limit totaling $2.6 million.

Cash equivalents consist of money market funds whose fair value approximates cost and are readily redeemable.

Restricted cash consists of cash securing standby letters of credit issued to vendors of the Company.

Property  and  Equipment

The Company has adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." In fiscal 1999, the Company capitalized external costs to acquire and customize hardware, software and its Internet web site (see Note 4).

--------------------------------------------------------------------------------
                                                                             F-8

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                       NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

Depreciation and amortization are provided for over the estimated useful lives of the assets, ranging from 2.5 years to 7 years. Leasehold improvements are amortized over the lives of the respective leases or the useful lives of the improvements, whichever is shorter. The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes, but accelerated methods are used for tax purposes.

Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations. During 1999, the Company wrote off the value of software it acquired in a January 1999 transaction (see Note 6) as it determined that such software would not be used in the on-going operations of the Company.

Impairment  of  Long-Lived  Assets

The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. At December 31, 1999, management determined that there has been no impairment of the Company's long-lived assets. There can be no assurance, however, that market conditions will not change or demands for the Company's services will continue which could result in future long-lived asset impairments (see Note 3).

Income  Taxes

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

Deferred  Compensation  Expense

The Company granted certain options to officers and employees at exercise prices that were less than the fair value of such shares. Amounts recorded as deferred compensation are amortized over the appropriate service period based upon the vesting schedule for such grants (generally four years).

--------------------------------------------------------------------------------
                                                                             F-9

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                       NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------
NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

Fair  Value  of  Financial  Instruments

The Company is required to estimate the fair value of all financial instruments included on its balance sheet at December 31, 1999. The Company considers the carrying value of such amounts in the financial statements (cash and cash equivalents, restricted cash, accounts payable, accrued liabilities and short-term note payable) to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization and interest rates, which approximate current market rates.

Revenue  Recognition

Online transaction revenues are derived primarily from success fees charged for the selling of items on the 2TheMart web site and are calculated as a percentage of the final sales transaction value. Revenues related to success fees are recognized at the time that the transaction is successfully concluded. A transaction is considered successfully concluded when at least one buyer has bid above the seller's specified minimum price or reserve price, whichever is higher, at the end of the transaction term.

Advertising

The Company expenses all advertising as incurred. Amounts incurred for advertising expense for the period ended December 31, 1999 were $66,025.

Research  and  Development

The Company expenses all research and development as incurred, which totaled $377,105 for the period ended December 31, 1999.

Comprehensive  Income

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 had no effect on the Company's financial statements as it had no comprehensive income components.

--------------------------------------------------------------------------------
                                                                            F-10

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                       NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------
NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

Segment  Information

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. As the Company is currently in the start-up phase, it does not yet have any reportable segments.

Earnings  Per  Share

Basic net income per common share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Incremental common shares issuable upon the exercise of stock options and warrants, are included in the computation of diluted net loss per common share to the extent such shares are dilutive. As the Company has a loss for the period presented, all options are antidilutive and are not included in the per share computation.

Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Year  2000

The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

--------------------------------------------------------------------------------
                                                                            F-11

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                       NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------
NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

Recent  Accounting  Pronouncements

The FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2") to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The consensus states that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company has not yet addressed whether the adoption of EITF 00-2 will have a material effect on its financial statements.

NOTE  3  -  DEVELOPMENT  STAGE  ENTERPRISE  AND  GOING  CONCERN

Since December 22, 1998 (date of inception), the Company has been primarily in the development stage and its principal activities have consisted of raising capital and developing its internet-based e-commerce web site.

The accompanying financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company launched its web site on November 18, 1999.

The Company has incurred a net loss of $9,655,722 since inception, has negative working capital of $1,255,565 at December 31, 1999, has no substantive revenues since inception and has significant contingent liabilities (see Note 10). These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue in existence is dependent primarily upon obtaining additional debt and equity financing to fund the Company's short-term operating expenses, capital expenditure requirements and marketing needs, as well as the successful resolution of contingent liabilities and the generating of income from strategic alliances and from the Company's web site. The Company has entered into a proposed merger (see Note 11) that it anticipates will enhance its ability to successfully accomplish the above items. Management believes that the proposed merger and other potential funding sources

--------------------------------------------------------------------------------
                                                                            F-12

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                       NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE  3  -  DEVELOPMENT  STAGE  ENTERPRISE  AND  GOING  CONCERN,  CONTINUED

will be sufficient to fund its capital expenditures, working capital requirements and other cash requirements through December 31, 2000 and that the Company will be successful in resolving its contingent liabilities. However, there is no assurance the Company will be able to successfully resolve its contingent liabilities, effect its proposed merger, and obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including the realizability of long-lived assets under SFAS No. 121) or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE  4  -  COMMITMENTS

The Company has entered into contracts with an unrelated party for the acquisition of computer hardware and software and development of its web site. The total amount of these contracts is approximately $11.0 million, of which $9.2 million had been paid as of December 31, 1999 and the remaining balance was converted to a note payable (see Note 5).

On April 29, 1999, the Company entered into an agreement with Exodus Communications, Inc. ("Exodus") to secure space for the housing of its main Web site server operations. Pursuant to its agreement with Exodus, the Company will be required to pay Exodus a minimum monthly fee of approximately $78,000, increasing depending on Internet bandwidth usage, once the Company has installed its computer hardware at Exodus' data center located in Sterling, Virginia (which occurred in July 15, 1999). The Exodus agreement is cancelable by either party after one year from the installation date upon 90 days notice by either party. The remaining minimum commitment for future payments at December 31, 1999 was approximately $630,000.

On July 16, 1999, the Company entered into an agreement with Lawson Associates, Inc., dba Lawson Software for the use of its ERP system ("Lawson"). Under the terms of the agreement with Lawson, the Company made a payment of approximately $129,000 and owed $300,000, a licensing fee due in three monthly $100,000 installments beginning January 2000. In addition, the Company owes Lawson approximately $166,000 for services provided. The Lawson agreement is cancelable upon 90 days written notice. Subsequent to year end, the Company temporarily discontinued the use of Lawson in order to reduce costs related to maintaining the software. The Company is currently using another accounting software package in place of Lawson until revenue-generating activities justify the cost of maintaining the Lawson software.

--------------------------------------------------------------------------------
                                                                            F-13

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                       NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE  4  -  COMMITMENTS,  CONTINUED

The Company has a commitment with a third-party customer support organization to enable to Company scale in its customer support capabilities without diminishing the Company's customer support effectiveness. The agreement calls for the Company to make a minimum payment of $10,000 per month to the third party through January 1, 2001, resulting in a future minimum commitment of $120,000.

In June 1999, the Company entered into a one-year agreement with USWeb/CKS to develop and implement the marketing programs and strategies of the Company's Web site. The Company is obligated to pay $86,000 per month. Subsequent to year end, the parties cancelled the agreement and the Company is not obligated to pay any termination or cancellation fee.

The Company is currently in discussions with certain of its vendors (including the vendors listed above) for the satisfaction of the amounts due them. The Company does not currently have sufficient funds to meet those commitments (see
Note 3). Failure to successfully negotiate a reduction of the amounts due or failure to raise additional funding to meet those expenditures would have a materially adverse effect on the Company's operations (see Note 3).

The Company conducts a substantial portion of its operations utilizing leased office space, office equipment and communications equipment. Some of the operating leases provide that the Company pays taxes, maintenance, insurance and other occupancy expenses applicable to the leased premises. Generally, the leases provide for renewal for various periods at stipulated rates. Future minimum payments due under operating leases are as follows:

   Year Ended
   December 31,
----------------
     2000                       $     631,000
     2001                             400,000
     2002                             178,000
     2003                             152,000
     2004                             115,000
                                -------------
                                $   1,476,000
                                =============


Rent expense for the period from December 22, 1998 (date of inception) through December 31, 1999 was approximately $444,000.

--------------------------------------------------------------------------------
                                                                            F-14

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                       NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

In August 1999, the Company borrowed $500,000 from a shareholder and entered into a short-term note, bearing interest at 12% per annum and due and payable on October 18, 1999. On October 18, 1999, the Company converted the short-term note and $10,027 of accrued interest into 291,429 shares of the Company's "restricted" common stock.

On September 10, 1999, the Company borrowed $2,000,000 from the Company's CEO and largest shareholder and entered into a short-term note, bearing interest at 12% per annum and due and payable on October 31, 1999. On October 8, 1999, the CEO agreed to forgive and cancel the note without receiving any consideration or shares of the Company's common stock at the request of other potential investors. The forgiveness of the note and $18,411 of accrued interest was accounted for as a capital contribution to the Company as an adjustment of the consideration received from founders' shares.

On September 10, 1999, the Company borrowed $250,000 from an officer and entered into a short-term note, bearing interest at 12% per annum and due on October 10, 1999. On October 8, 1999, the officer agreed to extend the due date of the $250,000 note to November 19, 1999. At that time, the note was paid from proceeds from the November 18, 1999 sale of "restricted" shares of common stock (see Note 6).

On November 18, 1999, the Company entered into a payment agreement with an unrelated party for the satisfaction of the remaining amounts owed for development of the Company's web site (see Note 4) as well as additional services related to the web site. The note is secured by all equipment purchased from the unrelated party. Under the payment agreement, the Company will pay $1,775,000 plus interest at a rate of 13.5% per annum beginning November 1, 1999, to be paid in twelve equal monthly payments of principal and interest totaling $162,552, with the first payment due on January 31, 2000. The Company has withheld payments beginning March 2000 under this agreement pending resolution with the unrelated party of product quality and repair issues regarding the Company's web site.

NOTE  6  -  STOCKHOLDERS'  EQUITY

Preferred  Stock

The Company's Articles of Incorporation authorize the issuance of 25,000,000 shares of preferred stock, $0.0001 par value. As of December 31, 1999, there were no issued and outstanding shares of Preferred Stock. The Company's Board of Directors has authority, without action by the shareholders, to issue all or any portion of the authorized but unissued preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion, conversion rights, and other rights of such series.

--------------------------------------------------------------------------------
                                                                            F-15

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                       NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

Common  Stock

The Company's Articles of Incorporation authorizes the issuance of 50,000,000 shares of common stock, $0.0001 par value per share, of which 29,482,016 shares were outstanding as of December 31, 1999. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of shares of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata in all assets remaining after payment in full of all liabilities. Holders of shares of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

On January 8, 1999, the Company issued an aggregate of 917,500 shares of its common stock at $1.00 and $2.00 per share, resulting in net proceeds of $980,000. Also, on January 8, 1999, the Company issued 80,000 shares of its common stock to the Company's securities counsel in consideration for legal services rendered, valued at $19,434.

On January 25, 1999, the Company issued 40,000 shares of "restricted" common stock to an individual in consideration for the purchase of software, valued at $40,000. The shares were valued at $1.00 per share in accordance with an agreement negotiated in December 1998 (see Note 2).

On January 29, 1999, the Company issued 1,000,000 shares of "restricted" common stock to an investor resulting in net proceeds of $1,000,000.

On February 2, 1999, the Company issued 100,000 shares of "restricted" common stock to an employee as employee compensation, valued at $175,000. Also, on February 2, 1999, the Company issued 7,500 shares of "restricted" common stock to an unrelated third party in consideration for certain consultation services rendered, valued at $7,500. Finally, on February 2, 1999, the Company issued 5,000 shares of "restricted" common stock to an employee of the Company as employee compensation, valued at $7,500.

On February 4, 1999, the Company issued 1,555,000 shares of "restricted" common stock, resulting in net proceeds of $1,555,000.

--------------------------------------------------------------------------------
                                                                            F-16

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                       NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE  6  -  STOCKHOLDERS'  EQUITY,  CONTINUED

On March 1, 1999, the Company issued 15,000 shares of "restricted" common stock to the Company's securities counsel in consideration for legal services rendered, valued at $15,000.

In April 1999, the Company completed a private placement offering of 1,280,080 "restricted" shares of common stock (including 115,000 shares and 125,000 warrants issued for offering costs). 865,000 shares were sold at a price of $1.00 per share. After such shares were sold, the Company amended its private placement offering memorandum, increasing the price of the offered shares to $5.00 per share. A total of 300,080 shares were sold at that price. The offering resulted in net proceeds of $2,365,400.

In August 1999, the Company issued 53,000 shares of "restricted" common stock at a price of $10.00 per share pursuant to a July 12, 1999 private placement of common stock resulting in net proceeds of approximately $530,000. In September 1999, the Company elected to terminate the July 12, 1999 private placement and initiated in its place a private placement of 2.0 million shares of common stock at a price of $5.00 per share. Investors of the Company's July 12, 1999 private placement were issued 53,000 additional shares of "restricted" common stock to reduce their purchase price from $10.00 per share to $5.00 per share.

On September 1, 1999, the Company issued 5,000 shares of "restricted" shares of common stock to the Company's securities counsel in consideration for legal services rendered, valued at $25,000. On September 14, 1999, the Company issued 2,500 shares of "restricted" common stock to an unrelated consultant of the Company in consideration for certain consultation services rendered, valued at $26,250. Also, in September 1999, the Company issued 105,133 shares of "restricted" common stock to unrelated third parties in consideration for the build-out of tenant improvements, valued at $157,700.

On October 1, 1999, the Company initiated a private placement of 7,000,000 shares of "restricted" common stock at a price of $1.50 per share. No shares were sold under this private placement until October 28, 1999. As of December 31, 1999, the Company had sold 3,303,814 shares (including 295,186 shares issued for offering costs and net of 1,173,574 shares returned after year end - see
Note  10),  resulting  in  net  proceeds  of  $6,273,303  (see  Note  10).

On October 8, 1999, the Company issued 300,000 shares of "restricted" common stock at a price of $3.33 per share, resulting in net proceeds of $999,000.

On October 18, 1999, the $500,000 short-term note (see Note 5) was converted (along with accrued interest of $10,027) into 291,429 shares of "restricted" common stock.

--------------------------------------------------------------------------------
                                                                            F-17

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                       NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE  6  -  STOCKHOLDERS'  EQUITY,  CONTINUED

On October 21, 1999, the Company issued 30,000 shares of "restricted" shares of common stock to an unrelated consulting company in consideration for certain consultation services rendered, valued at $45,000.

On October 25, 1999, the Company issued 1,000,000 shares of "restricted" common stock at a price of $1.00 per share, resulting in net proceeds of $1,000,000. On November 18, 1999, the Company sold 2,000,000 shares of "restricted" common stock at a price of $1.50 per share, resulting in net proceeds of $3,000,000.

On August 23, 1999, a CD-Rom option holder exercised his "cashless exercise" option to acquire shares of the Company's common stock (see Note 1). Based on the trading price of the Company's stock on the date of exercise, the option holder exercised 172,800 shares at $3 per share by "redeeming" 31,590 shares valued at $16.41 per share.

On November 18, 1999, the president and one of the founders of the Company agreed to contribute 2.9 million shares of his common stock holdings back to the Company at the request of other potential investors, which is reflected as an adjustment to the original founders' shares.

On December 16, 1999, the Company issued 5,000 shares of "restricted" common stock to an unrelated consultant of the Company in consideration for certain consultation services rendered valued at $52,500.

NOTE  7  -  EARNINGS  PER  SHARE

The following table sets forth the computation of basic and diluted earnings per share for the period December 22, 1998 (inception) to December 31, 1999:

Numerator:
  Numerator for basic and diluted earnings per share - net loss $    9,655,722
                                                                ==============
Denominator:
  Denominator for basic and diluted earnings per share -
   weighted average shares outstanding                              24,366,569
                                                                ==============


--------------------------------------------------------------------------------
                                                                            F-18

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                       NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE  7  -  EARNINGS  PER  SHARE,  CONTINUED

Options and warrants to purchase 3,099,630 shares of common stock ranging from $2.375 to $14.375 per share per share were outstanding at December 31, 1999. Such options and warrants were not included in the computation of diluted earnings per common share because they were antidilutive.

NOTE  8  -  STOCK  OPTIONS  AND  WARRANTS

The Company accounts for its stock options in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, the Company recognized intrinsic compensation expense of $877,112 for vested employee options and deferred compensation of $1,339,263 for unvested employee options for the period ended December 31, 1999.

Had compensation cost for the stock options been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, 'Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

                                                   FOR THE PERIOD
                                                 DECEMBER 22, 1998
                                               (DATE OF INCEPTION) TO
                                                 DECEMBER 31, 1999
                                               ---------------------
     Actual  net  loss                             $     (9,655,722)
                                                   =================
     Pro  forma  net  loss                         $     (9,854,705)
                                                   =================
     Actual  net  loss  per  share                 $          (0.40)
                                                   =================
     Pro  forma  net  loss  per  share             $          (0.41)
                                                   =================

The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model for the period December 22, 1998 (inception) to December 31, 1999, assuming a risk-free interest rate of 6%, volatility of 104%, zero dividend yield, and an expected life of 6 years.

--------------------------------------------------------------------------------
                                                                            F-19

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                       NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------
NOTE  8  -  STOCK  OPTIONS  AND  WARRANTS,  CONTINUED

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the status of the Company's options as of December 31, 1999 is presented below:


                                             1999
                                    -----------------------
                                                  WEIGHTED
                                                  AVERAGE
                                                  EXERCISE
                                      OPTIONS      PRICE
                                    ----------   ---------
  Outstanding, beginning of year             -   $       -
      Granted                        3,259,930        3.62
      Exercised                       (172,800)      (3.00)
      Expired/Forfeited               (112,500)     (10.00)
                                    -----------  ---------

    Outstanding, end of year         2,974,630   $    3.42
                                    ===========  =========

    Exercisable, end of year         2,514,492   $    3.06
                                    ===========  =========

    Weighted average fair value of
      options granted                            $   2.03
                                                 =========


--------------------------------------------------------------------------------
                                                                            F-20

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                       NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------


NOTE  8  -  STOCK  OPTIONS  AND  WARRANTS,  CONTINUED

The following table summarizes information about options granted during the year ended December 31, 1999:

                                                WEIGHTED
                             EXERCISE PRICE     AVERAGE
                             PER SHARE          EXERCISE PRICE   SHARES
                             -----------------  ---------------  ---------

                             Options granted:
    Above fair market value  $            3.00  $          3.00  2,500,000
    At fair market value     $2.375 to $14.375  $          6.47    191,930
    Below fair market value  $  3.00 to $10.00  $          5.41    568,000
                             -----------------  ---------------  ---------

    Total                    $2.375 to $14.375  $          3.62  3,259,930
                             =================  ===============  =========





The following table summarizes information concerning options outstanding at December 31, 1999:


                              Options Outstanding                      Options Exercisable
                 -----------------------------------------------   ----------------------------
                                    Weighted
                                    Average
                 Options            Remaining         Weighted                   Weighted
Range of         Outstanding        Contractual       Average     Exercisable     Average
Exercise Price   at 12/31/99        Life          Exercise Price  at 12/31/99  Exercise Price
--------------   -----------  -----------------   --------------  -----------  --------------
2.38 - $5.00       2,782,150       3.8 years      $      3.04       2,493,867  $     3.01
6.63 - $9.88         154,270       3.8 years             8.12           8,125        8.00
10.00 - $14.38        38,210       3.4 years            12.38          12,500       10.00
                 -----------                       -------------  -----------  --------------
                   2,974,630                      $      3.42       2,514,492  $     3.06
                 ===========                      ==============  ===========  ==============

In addition to the options listed above, the Company issued a warrant for 125,000 common shares at $5 per share to a consultant for services rendered in connection with a private placement offering (see Note 6).

On September 24, 1999, an officer resigned from the Company who had 12,500 vested and 112,500 unvested stock options. The vesting of these stock options had resulted in $200,000 of compensatory stock expense and the unvested options resulted in approximately $1,800,000 of deferred compensation in the second quarter of 1999. Due to the voluntary termination of this former officer, the unvested stock options were cancelled and the Company reversed the aforementioned deferred compensation in the third quarter of 1999.

--------------------------------------------------------------------------------
                                                                            F-21

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                       NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE  8  -  STOCK  OPTIONS  AND  WARRANTS,  CONTINUED

Subsequent to year end, the Company has entered into a proposed merger (see Note
11). Vesting of some or all of the options outstanding may be altered depending on the outcome of this merger (see Note 11).

NOTE  9  -  INCOME  TAXES

As of December 31, 1999, the Company had net deferred tax assets of approximately $3.8 million, which has been offset in full by a valuation allowance as the Company is still in the development stage. This deferred tax asset is comprised primarily of expenses recognized for stock options for book purposes and unused federal and state net operating losses and credits that can be used to reduce taxes through 2019 for federal and 2004 for state purposes.

NOTE  10  -  CONTINGENCIES

Litigation

On September 13, 1999 and October 11, 1999, the Company was served with class action lawsuits which allege that the Company and certain of its officers engaged in a plan to defraud the market and purchasers of the Company's common stock by failing to disclose material facts or making material misstatements of fact regarding the status of the Company's Web site. Additionally, the Company has been informed and believes there may be additional purported class action lawsuits filed against the Company based upon similar alleged facts and claims. The Company believes that such lawsuits or claims are without merit and they have meritorious defenses to the actions. As these lawsuits were recently filed, neither the Company nor the Company's legal counsel can estimate the amount of loss, if any, which may result from the outcome of these actions. The Company has tendered these actions to its insurers and believes that they have adequate insurance to meet any potential losses from these claims, subject to a $250,000 deductible. At December 31, 1999, the Company has paid or accrued $250,000 relating to its insurance deductible in these cases. However, failure to successfully defend these actions which results in an award greater than the Company's insurance coverage, could have a material adverse effect on the Company's results of operations, liquidity and financial condition.

--------------------------------------------------------------------------------
                                                                            F-22

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                       NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------
NOTE  10  -  CONTINGENCIES,  CONTINUED

Stock  Offering

As discussed in Note 6, beginning October 1999 through December 31, 1999, the Company issued 4,182,202 "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) shares of its common stock pursuant to a private placement of the Company's common stock at a prices of $1.50 per share, plus 295,186 shares for offering costs, resulting in net proceeds of $6,273,303 (the "October Offering"). The issuances were offered without general solicitation or advertising under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. Subsequent to the sale, the Company discovered that some purchasers of the October Offering resold their shares in possible violation of the Securities Act of 1933, as amended, and other applicable securities laws ("Securities Laws"). As a result, certain purchasers voluntarily returned shares (totaling 1,173,574 shares) to the Company. The Company has made every effort to insure that it complied with all applicable Securities Laws and that all purchasers of the Company's October Offering received full and adequate disclosure regarding the Company's operations. However, in the event that portions of the October Offering may be deemed to have been made in contradiction of the Securities Laws, the Company may face certain contingent liabilities, including certain administrative action as well as reimbursement of certain investors' investment amounts.

The accompanying statement of stockholders' equity reflects the return of 1,173,574 shares in 1999 as if the original shares were never issued.

The accompanying financial statements do not reflect the potential effects of these contingencies, which could be material (see Note 3).

--------------------------------------------------------------------------------
                                                                            F-22

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                       NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE  11  -  SUBSEQUENT  EVENTS

2000  Stock  Incentive  Plan

On February 14, 2000, the Company's Board of Directors approved the 2000 Stock Incentive Plan (the "Plan"). Under the terms of the Plan, a Committee established by the Board of Directors (the "Committee") has the sole authority to determine which of the eligible persons shall receive awards pursuant to the Plan. Under the Plan, the number of shares underlying such awards, and other terms and conditions of the awards granted under the Plan are subject to the sole discretion of the Committee to the extent they do not conflict with the terms of the Plan. Up to 20% of the common stock of the Company outstanding as of February 14, 2000 and increasing 20% of any subsequent additional increases in the outstanding common stock of the Company up to a maximum of 15,000,000 shares, are reserved for issuance under the Plan. As of March 31, 2000, the Company had issued options for the purchase of an aggregate of 1,862,110 shares of the Company's common stock under the Plan to 73 employees of the Company.

Pursuant to the Plan, in the event of an acquisition, merger, or other change in the Company's control, all awards issued under the Plan automatically vest as to existing and recently terminated employees except where otherwise determined by the Company's Board of Directors. With regards to the Company's proposed merger (see below), the Company's Board of Directors has determined to vest 25% of the 2000 Plan options. Options granted in 1999 contained no such provisions and thus, in general, have no accelerated vesting as a result of the proposed merger.

Approval and ratification of the Plan will require approval of the Company's stockholders.

Common  Stock  Activity

Since December 31, 1999, the Company has received proceeds of $580,000 from sales of common stock at a price of $1.00 per share. This cash has been used to pay ongoing operating expenses as well as the commitments outlined in Note 4.

--------------------------------------------------------------------------------
                                                                            F-24

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                       NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

Management

The Company's president/chief financial officer (and one of the two founders) resigned in March, 2000. The Company anticipates that the contemplated merger (see below) will address some of its management vacancies; if not, the Company intends to recruit individuals with the appropriate amount of management and industry experience.

Proposed  Merger

On April 13, 2000, the Company entered into an Agreement and Plan of Reorganization between the Company, its wholly owned subsidiary, 2TheMart.com, Inc., a Delaware Corporation ("2TMD"), GoToWorld.com, Inc., a Delaware Corporation ("GTW"), and GoToWorld's parent company, Languageforce, Inc., a Colorado Corporation ("LanguageForce"), whereby the Company will merge with and into 2TMD, with 2TMD being the surviving Company. Pursuant to the agreement, all of the Company's common stock will be exchanged for shares of 2TMD on a one for one basis. As a result, the Company will effectuate a reincorporation from an Oklahoma corporation into a Delaware corporation. Immediately subsequent to the Company's merger with 2TMD, GTW will merge with and into the subsequent combined company, now 2TMD. Pursuant to the agreement, all of the shares of GTW will be exchanged for 52,930,931 shares of the common stock of 2TMD in a transaction accounted for as a reverse acquisition for accounting purposes (i.e., an acquisition by GTW of 2TMD). Subsequent to the merger of GTW into 2TMD, 2TMD will change its name to "GotoWorld.com, Inc."

Under the terms of the agreement, Ian S. Simpson will become the President, Chief Executive Officer and Chairman of the Board of the surviving corporation; Steven W. Rebeil, the Company's CEO and Chairman of the Board, will relinquish all of his management positions with the Company and will become a director. The closing of the agreement and effectiveness of the proposed mergers is subject to shareholder approval of both the Company and GTW.

--------------------------------------------------------------------------------
                                                                            F-25

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                       NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------


NOTE  11  -  SUBSEQUENT  EVENTS,  CONTINUED

Operating  Agreement

The Company has entered into an Interim Operating Agreement with GTW effective April 19, 2000. Pursuant to the agreement GTW has agreed to fund the Company's daily operating expenses pending completion of the proposed merger discussed above.










--------------------------------------------------------------------------------
                                                                            F-26