Form 10-Q
period 2000-03-31
2THEMART COM INC
filed 2000-06-08
CIK 1081192

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934

           For  the  quarterly  period  ended  March  31,  2000

     [   ] Transition report under Section 13 or 15(d) of the Securities
           Exchange Act of 1934

           For  the  transition  period  from  _________  to  _________

     Commission  File  No.  0-27151


                               2THEMART.COM, INC.
             (Exact Name of registrant as specified in its charter)

          OKLAHOMA                                           33-0544320
(State or Other Jurisdiction of                            (IRS  Employer
 Incorporation or Organization)                        Identification Number)

  18301 VON KARMAN AVE., 7TH FLOOR
          IRVINE, CALIFORNIA                                   92612
(Address of Principal Executive Offices)                     (Zip Code)

                                 (949) 477-1200
                           (Issuer's Telephone Number)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, par value $0.001
                                (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [ X ]  No [  ]


     Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

Title of each class of Common Stock                  Outstanding as May 15, 2000
-----------------------------------                  ---------------------------
 Common Stock, $0.001 par value                              30,221,350

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


Item  1.     Financial  Statements.

                                                                            Page


Balance Sheets as of December 31, 1999 and March 31,
   2000 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

Statements of Operations (unaudited) for the period
  from  December  22,  1998  (date of inception) to
  March  31, 1999, for the three months ended March
  31,  2000  and  for  the  cumulative  period from
  December 22, 1998 (date of inception) to March 31,
  2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

Statements of Cash Flows (unaudited) for the period
  from  December  22,  1998 (date  of inception) to
  March  31,  1999;  for  the  three  months  ended
  March 31,2000  and for the cumulative period from
  December 22, 1998 (date of inception) to March 31,
  2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Notes to Financial Statements as of March 31,  2000 . . . . . . . . . . . .   6


Item  2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . .  16

Item  3.     Quantitative and Qualitative Disclosures About Market Risk . .  18


                           PART II - OTHER INFORMATION

Item  1.     Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . .  19

Item  2.     Changes  in  Securities  . . . . . . . . . . . . . . . . . . .  19

Item  3.     Defaults  Upon  Senior  Securities . . . . . . . . . . . . . .  20

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders. .  20

Item  5.     Other  Information . . . . . . . . . . . . . . . . . . . . . .  20

Item  6.     Exhibits  and  Reports  on  Form  8-K  . . . . . . . . . . . .  20

                                                              2THEMART.COM, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                                  BALANCE SHEETS

--------------------------------------------------------------------------------


ASSETS                                                      DECEMBER 31,   MARCH 31,
                                                              1999          2000
                                                                         (unaudited)
                                                          ------------  -------------
Current assets:
  Cash and cash equivalents                               $ 2,521,770   $     30,694
  Prepaid expenses                                            274,288        349,288
                                                          ------------  -------------
                                                            2,796,058        379,982
                                                          ------------  -------------
Property and equipment, at cost:
  Computer hardware and software                           12,148,137     12,660,241
Furniture, fixtures and other office equipment                429,611        451,260
  Leasehold improvements                                      648,168        668,091
                                                          ------------  -------------
                                                           13,225,916     13,779,592
Less accumulated depreciation and amortization               (372,099)      (942,099)
                                                          ------------  -------------
                                                           12,853,817     12,837,493
                                                          ------------  -------------
Other assets:
  Restricted cash                                             220,224        220,224
  Other                                                       206,429        156,405
                                                          ------------  -------------
                                                              426,653        376,629
                                                          ------------  -------------

                                                          $16,076,528   $ 13,594,104
                                                          ============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $ 1,750,805   $  2,288,602
  Accrued liabilities                                         525,818      1,202,106
  Note                                                      1,775,000      1,536,760
                                                          ------------  -------------
    Total current liabilities                               4,051,623      5,027,468
                                                          ------------  -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.0001 par value; 25,000,000
    shares authorized; no shares issued and outstanding             -              -
  Common stock, $0.0001 par value; 50,000,000 shares
    authorized; 29,482, 016 and 30,221,350 shares issued
     and outstanding at December 31, 1999 and March 31,
    2000, respectively                                          2,948          3,022
  Additional paid-in capital                               25,990,942     23,730,202
  Deferred compensation expense                            (1,339,263)    (1,244,139)
  Deficit accumulated during the development stage         (9,629,722)   (13,922,449)
                                                          ------------  -------------
    Total stockholders' equity                             12,024,905      8,566,636
                                                          ------------  -------------

                                                          $16,076,528   $ 13,594,104
                                                          ============  =============

--------------------------------------------------------------------------------
                        See accompanying notes to condensed financial statements

                                                              2THEMART.COM, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                            STATEMENTS OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------


                                         FROM DECEMBER    FOR THE THREE       FROM DECEMBER
                                         22,1998 (DATE OF MONTHS ENDED        22,1998 (DATE OF
                                         INCEPTION) TO    MARCH 31,           INCEPTION) TO
                                                  MARCH 31, 1999   2000                MARCH 31, 2000
                                         ---------------  ------------------  ----------------


Sales and interest income                $       33,746   $          13,629   $       130,659
                                         ---------------  ------------------  ----------------

Expenses:
  Payroll and related expenses                   98,503           1,147,492         3,159,250
  Professional fees                              34,074             475,093         2,976,403
  Value of non-cash stock and option
  issuances                                     264,434             182,624         1,337,796
  Marketing                                           -             223,095         1,147,607
  Depreciation and amortization                       -             570,000           942,099
  Interest                                            -              86,938           166,913
  Other general and administrative              203,764           1,595,114         4,323,040
                                         ---------------  ------------------  ----------------
                                                600,775           4,280,356        14,053,108
                                         ---------------  ------------------  ----------------

Net loss                                 $     (567,029)  $      (4,266,727)  $   (13,922,449)
                                         ===============  ==================  ================

Basic and diluted loss per common share  $        (0.03)  $           (0.14)
                                         ===============  ==================
Basic and diluted weighted average
shares outstanding                           21,119,697          29,578,866
                                         ===============  ==================

--------------------------------------------------------------------------------
                        See accompanying notes to condensed financial statements


                                                              2THEMART.COM, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                         STATEMENT  OF  CASH  FLOWS  (UNAUDITED)

--------------------------------------------------------------------------------

                                             FROM DECEMBER    FOR THE THREE        FROM DECEMBER
                                             22, 1998 (DATE   MONTHS ENDED         22, 1998 (DATE OF
                                             OF INCEPTION TO  MARCH 31,            INCEPTION) TO
                                             MARCH 31, 1999   2000                 MARCH 31, 2000
                                             ---------------  -------------------  ----------------

Cash flows from operating activities:
  Net loss                                   $     (567,029)  $       (4,266,727)  $   (13,922,449)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                         -              570,000   $       942,099
    Loss on disposition of software                       -                    -            40,000
    Value of non-cash stock and
    option issuances                                264,434              182,624         1,432,920
    Accrued interest on notes payable
    converted to common stock                             -                    -            28,438
    Change in operating assets and
     liabilities:
      Prepaid expenses and other
      assets                                              -              (24,976)         (505,693)
      Accounts payable and accrued
      liabilities                                    31,520            1,214,085         3,490,708
                                             ---------------  -------------------  ----------------

  Net cash used in operating activities            (271,075)          (2,324,994)       (8,493,977)
                                             ---------------  -------------------  ----------------

Cash flows provided by (used in)
investing activities:
  Purchases of property and equipment
  and costs incurred for development
  of software and web site                         (231,962)            (553,676)      (11,846,892)
                                             ---------------  -------------------  ----------------

Cash flows from financing activities:
  Proceeds from issuances of common
  stock                                           5,845,500              625,834        18,330,027
  Proceeds from issuances of notes
  payable                                                 -                    -         2,750,000
  Repayment of note payable                               -                    -          (250,000)
  Net change in restricted cash                           -                    -          (220,224)
  Principal payments on note payable                      -             (238,240)         (238,240)
                                             ---------------  -------------------  ----------------

  Net cash provided by financing
  activities                                      5,845,500              387,594        20,371,563
                                             ---------------  -------------------  ----------------

Net change in cash and cash equivalents           5,342,463           (2,491,076)           30,694

Cash and cash equivalents at beginning
of period                                                 -            2,521,770                 -
                                             ---------------  -------------------  ----------------

Cash and cash equivalents at end of
period                                       $    5,342,463   $           30,694            30,694
                                             ===============  ===================  ================


--------------------------------------------------------------------------------
                        See accompanying notes to condensed financial statements

                                                              2THEMART.COM, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                         STATEMENT  OF  CASH  FLOWS  (UNAUDITED)

--------------------------------------------------------------------------------



                                             FROM DECEMBER    FOR THE THREE        FROM DECEMBER
                                             22, 1998 (DATE   MONTHS ENDED         22, 1998 (DATE OF
                                             OF INCEPTION TO  MARCH 31,            INCEPTION) TO
                                             MARCH 31, 1999   2000                 MARCH 31, 2000
                                             ---------------  -------------------  ----------------
Supplemental disclosure of cash flow
information:
  Conversion of short-term note and
  accrued interest payable to common
  stock                                      $            -   $                -   $       510,027
                                             ===============  ===================  ================
  Conversion of short-term note and
  accrued interest payable to capital
  contribution                               $            -   $                -   $     2,018,411
                                             ===============  ===================  ================
  Purchase of fixed assets with
  common stock                               $            -   $                -   $       197,700
                                             ===============  ===================  ================
  Purchase of fixed assets with note
  payable                                    $            -   $                -   $     1,775,000
                                             ===============  ===================  ================
  Cash paid during the period for
  interest                                   $            -   $           86,938   $        86,938
                                             ===============  ===================  ================

--------------------------------------------------------------------------------
                        See accompanying notes to condensed financial statements

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying unaudited condensed financial statements of 2TheMart.com, Inc. ("2TheMart" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q related to interim period financial statements.
Accordingly, these condensed financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to present the financial statements fairly. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with the Company's audited financial statements, and notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE  2  -  ORGANIZATION

The  Company

The Company is a development stage, internet-based electronic commerce ("e-commerce") company. The Company has contracted with an unrelated party to develop and launch a business-to-consumer and consumer-to-consumer trading community on the internet. The Company, which launched its web site on November 18, 1999, has developed an e-commerce site in which buyers and sellers are brought together to buy and sell a variety of goods such as antiques, apparel, coins, collectibles, computers, memorabilia, movies, music, toys and more. The 2TheMart service enables sellers to list items for sale, buyers to bid on those items and it allows the 2TheMart users to browse through all items in a fully automated, topically arranged online service. In connection with the proposed merger (see Note 12), the Company has temporarily shut down its online service as of April 25, 2000 (see Note 4).

Reorganization

In December 1998, CD-Rom Yearbook Company, Inc., an Oklahoma corporation ("CD-Rom"), entered into a merger agreement to acquire all of the outstanding shares of common stock of 2TheMart-Nevada, a Nevada corporation formed on December 22, 1998. As the shareholders of 2TheMart-Nevada controlled CD-Rom after this transaction, this business combination was treated as a reverse acquisition for accounting purposes whereby 2TheMart-Nevada was considered the accounting acquiror and CD-Rom was considered the accounting acquiree. The merger became effective on January 8, 1999. Between December 22, 1998 and January 8, 1999,

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

NOTE  2  -  ORGANIZATION,  CONTINUED

neither 2TheMart-Nevada nor CD-Rom had any activity of significance including capital transactions and operating activities. The surviving legal entity, CD-Rom, changed its name to 2TheMart.com, Inc. The transaction was treated as a recapitalization of 2TheMart-Nevada with no recording of assets or liabilities at fair values on that date.

Immediately prior to the merger, CD-Rom had 2,291,850 shares of common stock outstanding. As part of the reorganization and stock purchase agreement, CD-Rom issued an additional 17,800,000 shares of common stock to the shareholders of 2TheMart-Nevada in exchange for all of the shares of common stock of 2TheMart-Nevada. In addition, options to purchase 2.5 million shares of the Company's common stock at an exercise price of $3.00 were issued to various shareholders of CD-Rom and 1.2 million of the previously issued CD-Rom shares of common stock were placed in escrow under the terms of an agreement (the "Escrow Agreement"), to be distributed to the 2TheMart-Nevada shareholders upon the occurrence of either of the following events: 1) the exercise of any of the CD-Rom options given to the previous controlling shareholders of CD-Rom; or 2) the effectiveness of any Registration Statement filed with the Securities and Exchange Commission ("SEC") with respect to any of the shares of common stock underlying the CD-Rom options. In the event that either the CD-Rom options are not exercised or the Company fails to file and have declared effective a Registration Statement covering the shares of common stock underlying the CD-Rom options by June 22, 2000, all of the escrow shares of common stock would be returned to the previous controlling shareholder of CD-Rom. Shares of common stock covered by this Escrow Agreement are depicted as outstanding since January 8, 1999 (the merger date).

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Property  and  Equipment

The Company has adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." In fiscal 1999 and 2000, the Company capitalized external costs to acquire and customize hardware, software and its Internet web site.

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

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

Impairment  of  Long-Lived  Assets

The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. During the quarter ended March 31, 2000, the Company temporarily discontinued the use of its Lawson software ("Lawson") in order to reduce costs related to maintaining the software. The Company is currently using another accounting software package in place of Lawson until revenue-generating activities justify the cost of maintaining the Lawson software. At March 31, 2000, management determined that there has been no impairment of the Company's long-lived assets. There can be no assurance, however, that market conditions will not change or demands for the Company's services will continue which could result in future long-lived asset impairments (see Note 4).

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

Segment  Information

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires public companies to report selected segment information in their quarterly reports. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. As the Company is currently in the start-up phase, it does not yet have any reportable segments.

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

Earnings  Per  Share

Basic net income per common share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Incremental common shares issuable upon the exercise of stock options and warrants, are included in the computation of diluted net loss per common share to the extent such shares are dilutive. As the Company has a loss for the periods presented, all options are antidilutive and are therefore not included in the per share computation.

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

NOTE  4  -  DEVELOPMENT  STAGE  ENTERPRISE  AND  GOING  CONCERN

Since December 22, 1998 (date of inception), the Company has been in the development stage and its principal activities have consisted of raising capital and developing its internet-based e-commerce web site.

The accompanying financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

NOTE  4  -  DEVELOPMENT  STAGE  ENTERPRISE  AND  GOING  CONCERN,  CONTINUED

The Company has an accumulated deficit of $13,948,449 since inception, has negative working capital of $4,647,486 at March 31, 2000, has no substantive revenues since inception, has shut down its web site and has significant contingent liabilities. The Company is currently in discussions with certain of its vendors for the satisfaction of the amounts due them. The Company does not currently have sufficient funds to meet those commitments. Failure to successfully negotiate a reduction of the amounts due or failure to raise additional funding to meet those expenditures would have a materially adverse effect on the Company's operations. All of the above factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue in existence is dependent primarily upon obtaining additional debt and equity financing to fund the Company's short-term operating expenses, capital expenditure requirements and marketing needs, as well as the successful resolution of contingent liabilities and the generating of income from strategic alliances and from the Company's web site. The Company has entered into a proposed merger (see Note 12) that it anticipates will enhance its ability to successfully accomplish the above items. Management believes these funding sources (including the interim Operating Agreement discussed in Note 12) will be sufficient to fund its capital expenditures, working capital requirements and other cash requirements through June 30, 2000 and that the Company will be successful in resolving its contingent liabilities.

There is no assurance, however, that the Company will be able to successfully resolve its contingent liabilities, effect its proposed mergers and obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts (including the realizability of long-lived assets under SFAS No. 121) or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE  5  -  NOTES  PAYABLE

On November 18, 1999, the Company entered into a payment agreement with an unrelated party for the satisfaction of the remaining amounts owed for development of the Company's web site as well as additional services related to the web site. The note is secured by all equipment purchased from the unrelated party. Under the payment agreement, the Company will pay $1,775,000 plus interest at a rate of 13.5% per annum beginning November 1, 1999, to be paid in twelve equal monthly payments of principal and interest totaling $162,552, with the first payment due on January 31, 2000. The Company has withheld payments beginning March 2000 under this agreement pending resolution with the unrelated party of product quality and repair issues regarding the Company's web site. During the quarter ended March 31, 2000, the Company recorded interest of $86,864 related to this note.

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

NOTE  6  -  STOCKHOLDERS'  EQUITY

Common  Stock

The Company's Articles of Incorporation authorizes the issuance of 50,000,000 shares of common stock, $0.0001 par value per share, of which 30,221,350 shares were outstanding as of March 31, 2000. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of shares of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata in all assets remaining after payment in full of all liabilities. Holders of shares of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

During the three months ended March 31, 2000, the Company has received proceeds of $625,834 from sales of 625,834 shares of common stock at a price of $1.00 per share. This cash has been used to pay ongoing operating expenses.

In addition, the Company issued 87,500 shares of "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) common stock in consideration for services, valued at $87,500.

NOTE  7  -  LOSS  PER  SHARE

The following table sets forth the computation of basic and diluted loss per share:
                                            FROM DECEMBER 22,
                                            1998 (DATE OF         FOR THE THREE
                                            INCEPTION TO MARCH    MONTHS ENDED
                                            31, 1999              MARCH 31, 2000
                                            ------------------    --------------
Numerator:
     Numerator for basic and diluted
      earnings per share - net loss         $          567,129    $    4,266,727
                                            ==================    ==============

Denominator:
     Denominator for basic and diluted
       earnings per share - weighted
       average shares outstanding           $       21,119,697        29,578,866
                                            ==================    ==============

Options and warrants to purchase 4,717,900 shares of common stock ranging from $2.375 to $14.375 per share per share were outstanding at March 31, 2000. Such options and warrants were not included in the computation of diluted earnings per common share because they were antidilutive.

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

NOTE  8  -  STOCK  OPTIONS  AND  WARRANTS

The Company accounts for its stock options in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, the Company amortized previously deferred compensation expense of $95,124 related to employee options vesting in fiscal 2000 for the three-month period ended March 31, 2000.

On February 14, 2000, the Company's Board of Directors approved the 2000 Stock Incentive Plan (the "Plan"). Under the terms of the Plan, a Committee established by the Board of Directors (the "Committee") has the sole authority to determine which of the eligible persons shall receive awards pursuant to the Plan. Under the Plan, the number of shares underlying such awards, and other terms and conditions of the awards granted under the Plan are subject to the sole discretion of the Committee to the extent they do not conflict with the terms of the Plan. Up to 20% of the common stock of the Company outstanding as of February 14, 2000 and increasing 20% of any subsequent additional increases in the outstanding common stock of the Company up to a maximum of 15,000,000 shares, are reserved for issuance under the Plan. As of March 31, 2000, the Company had issued options for the purchase of an aggregate of 1,743,270 shares of the Company's common stock under the Plan to 75 employees of the Company.

Pursuant to the Plan, in the event of an acquisition, merger, or other change in the Company's control, all awards issued under the Plan automatically vest as to existing and recently terminated employees except where otherwise determined by the Company's Board of Directors. With regards to the Company's proposed merger (see Note 12), the Company's Board of Directors has determined to vest 25% of the 2000 Plan options. Options granted in 1999 contained no such provisions and thus, in general, have no accelerated vesting as a result of the proposed merger.

Approval and ratification of the Plan will require approval of the Company's stockholders.

A summary of the status of the Company's options as of March 31, 2000 is presented below:




                                                  WEIGHTED
                                               AVERAGE EXERCISE
                                    OPTIONS        PRICE
                                    ---------  ---------------

  Outstanding, beginning of period  2,974,630  $          3.42
      Granted                       1,743,270             4.75
      Exercised                             -                -
      Expired/Forfeited                     -                -
                                    ---------  ---------------

    Outstanding, end of period      4,717,900  $          3.91
                                    =========  ===============

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

NOTE  9  -  INCOME  TAXES

As of March 31, 2000, the Company had net deferred tax assets of approximately $5.4 million, which has been offset in full by a valuation allowance as the Company is still in the development stage. This deferred tax asset is comprised primarily of expenses recognized for stock options for book purposes and unused federal and state net operating losses and credits that can be used to reduce taxes through 2019 for federal and 2004 for state purposes.

NOTE  10  -  CONTINGENCIES

Litigation

On September 13, 1999 and October 11, 1999, the Company was served with class action lawsuits which allege that the Company and certain of its officers engaged in a plan to defraud the market and purchasers of the Company's common stock by failing to disclose material facts or making material misstatements of fact regarding the status of the Company's Web site. Additionally, the Company has been informed and believes there may be additional purported class action lawsuits filed against the Company based upon similar alleged facts and claims. The Company believes that such lawsuits or claims are without merit and they have meritorious defenses to the actions. As these lawsuits were recently filed, neither the Company nor the Company's legal counsel can estimate the amount of loss, if any, which may result from the outcome of these actions. The Company has tendered these actions to its insurers and believes that they have adequate insurance to meet any potential losses from these claims, subject to a $250,000 deductible. At March 31, 2000, the Company has paid or accrued $250,000 relating to its insurance deductible in these cases. However, failure to successfully defend these actions which results in an award greater than the Company's insurance coverage, could have a material adverse effect on the Company's results of operations, liquidity and financial condition.

Stock  Offering

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

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

NOTE  10  -  CONTINGENCIES,  CONTINUED

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

The accompanying financial statements do not reflect the potential effects of these contingencies, which could be material (see Note 4).

NOTE  11  -  MANAGEMENT

The Company's president/chief financial officer (and one of the two founders) resigned in March, 2000. The Company anticipates that the contemplated merger (see Note 12) will address some of its management vacancies; if not, the Company intends to recruit individuals with the appropriate amount of management and industry experience.

NOTE  12  -  SUBSEQUENT  EVENTS

On April 13, 2000, the Company entered into an Agreement and Plan of Reorganization between the Company, its wholly owned subsidiary, 2TheMart.com, Inc., a Delaware Corporation ("2TMD"), GoToWorld.com, Inc., a Delaware Corporation ("GTW"), and GTW's parent company, Languageforce, Inc., a Colorado Corporation ("LanguageForce"), whereby the Company will merge with and into 2TMD, with 2TMD being the surviving Company. Pursuant to the agreement, all of the Company's common stock will be exchanged for shares of 2TMD on a one for one basis. As a result, the Company will effectuate a reincorporation from an Oklahoma corporation into a Delaware corporation. Immediately subsequent to the Company's merger with 2TMD, GTW will merge with and into the subsequent combined company, now 2TMD. Pursuant to the agreement, all of the shares of GTW will be exchanged for 52,930,931 shares of the common stock of 2TMD in a transaction accounted for as a reverse acquisition for accounting purposes (i.e., an acquisition by GTW of 2TMD). Subsequent to the merger of GTW into 2TMD, 2TMD will change its name to "GotoWorld.com, Inc."

Under the terms of the agreement, Ian S. Simpson will become the President, Chief Executive Officer and Chairman of the Board of the surviving corporation; Steven W. Rebeil, the Company's current Chairman of the Board, will relinquish all of his management positions with the Company and remain a director.
The closing of the agreement and effectiveness of the proposed mergers is subject to shareholder approval of both the Company and GTW.

                                                              2THEMART.COM, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                                                  MARCH 31, 2000
--------------------------------------------------------------------------------

NOTE  12  -  SUBSEQUENT  EVENTS,  CONTINUED

The Company has entered into an Interim Operating Agreement with GTW effective April 19, 2000. Pursuant to the agreement GTW has agreed to fund the Company's daily operating expenses pending completion of the proposed merger discussed above.

As a result of the proposed merger, the Company has terminated employment of several employees in May 2000, resulting in severance payments of approximately $72,500 and cancellation of options.

On May 15, 2000, the Company agreed to vest all of an employee's unvested options (resulting in 500,000 options being vested) and to adjust the exercise price of all 500,000 options to $.01 per share, resulting in a charge to compensation expense of approximately $870,000. As a result of the repricing, the value of these options will be adjusted each reporting period based on the fair value of the underlying stock at that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During the three month period ended March 31, 2000, the Company had no substantive revenues from its operations because it was in the development stages and recently launched its e-commerce Web site. However, the Company earned approximately $13,629 on interest on short-term investments from cash raised during the three month period ended March 31, 2000. The Company incurred expenses of approximately $4,306,356 consisting primarily of payroll and related compensation, non-cash stock and option issuances and professional fees.

Plan  of  Operations  for  the  Twelve  Months  Ending  December  31,  2000.

On April 13, 2000, the Company entered into an Agreement and Plan of Reorganization between the Company, its wholly owned subsidiary, 2TheMart.com, Inc., a Delaware Corporation formed solely for the purpose of reincorporating the Company in the state of Delaware ("2TMD"), GoToWorld.com, Inc., a Delaware
Corporation  ("GTW"),  and  GTW's  parent  company   Languageforce,  Inc.,  a
Colorado Corporation ("LanguageForce"), whereby the Company will merge with and into 2TMD, with 2TMD being the surviving Company. Pursuant to the agreement, all of the Company's common stock will be exchanged for shares of 2TMD on a one for one basis. As a result, the Company will effectuate a reincorporation from an Oklahoma corporation into a Delaware corporation. Immediately subsequent to the Company's merger with 2TMD, GTW will merge with and into the subsequent combined company, now 2TMD. Pursuant to the agreement, all of the shares of GTW will be exchanged for 52,930,931 shares of the common stock of 2TMD in a business combination described as a "reverse merger." Subsequent to the merger of GTW into 2TMD, 2TMD will change its name to "GotoWorld.com, Inc." Under the terms of the agreement, Ian S. Simpson shall become the President, Chief Executive Officer and Chairman of the Board of the surviving corporation; Steven
W. Rebeil, the Company's current Chairman of the Board, will relinquish all of his positions with the Company. The closing of the agreement and effectiveness of the proposed mergers is subject to shareholder approval of both Company and GTW.

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

Liquidity

Net cash used in operating activities for the three months ended March 31, 2000, was $2,324,994, due primarily to the net loss of $4,292,727 offset by non-cash compensation expense for stock and options, depreciation and an increase in accounts payable and accrued liabilities totaling $208,624, 1,750,000 and $1,214,085 respectively.

Net Cash provided by financing activities during the three month period ended March 31, 2000 was $625,834 due to the sale of common stock, less $238,240 spent on note payable payments.

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

Lack  of  Profitability,  Potential  Losses

From its inception in December 1998, through March 31, 2000, the Company has experienced aggregate losses of $13,948,449. Results of operations in the future will be influenced by numerous factors including, among others, expansion, the Company's ability to complete its planned merger with GoToWorld.com, Inc., as previously discussed, drive traffic to the combined company's web site, provide superior customer service and retain qualified personnel. The Company may incur problems, delays, expenses, and difficulties during this stage, any of which may be beyond the Company's control. These include, but are not limited to, unanticipated regulatory compliance, marketing problems and intense competition that may exceed current estimates. There is no assurance that the Company will ever operate profitably.

Additionally, the Company's financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had not yet generated revenues from Web site operations and, at March 31, 2000, had accumulated a deficit from its operating activities. Continuation of the Company as a going concern is dependent upon, among other things, obtaining additional capital, meeting other obligations under various agreements and achieving satisfactory levels of profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

As of March 31, 2000, the Company had $250,918 in cash and cash equivalents. However, $220,224 is "restricted" cash in the form of certificates of deposits securing existing lines of credit. The Company does not currently have sufficient funds to meet its operating expenses. In contemplation of its proposed merger, the Company has ceased its capital raising efforts and has temporarily taken its Web site off line. Pursuant to an Interim Operating Agreement between the Company and GTW effective April 19, 2000, GTW has agreed to fund the Company's daily operating expenses pending completion of the merger, as previously discussed.

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

The Company is also required to pay for the space that it has secured with Exodus at Exodus' Sterling, Virginia data center for the Company's Internet connectivity. The Company's minimum expected monthly obligation to Exodus pursuant to its contract is approximately $78,000, which may increase depending on the Company's bandwidth usage. At March 31, 2000, the Company owes Exodus approximately $450,000. The Company has also contracted with Ciber for the implementation and specific coding projects of the Company's back-end accounting and billing software. The Company currently owes Ciber approximately $332,000 for the completion of its work. Additionally, the Company has contracted with Lawson to license the use of Lawson's accounting software system. Under the terms of the agreement with Lawson, the Company paid Lawson approximately $129,000 with $300,000 due in monthly payments of $100,000 beginning January 2000, and has the option of either paying a one time flat fee to Lawson on May 1, 2000 in the amount of $573,070 or a fee based on a percentage of the Company's revenue. Under the terms of the agreement, the Company is required to pay Lawson $30,000 upon the Company reaching $50 million in revenue.

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

Item  3.     Quantitative  and  Qualitative  Disclosures  About  Market  Risk

The Company is not exposed to material risk based on interest rate fluctuation, exchange rate fluctuation, or commodity price fluctuation.

                           PART II - OTHER INFORMATION



ITEM  1  -  LEGAL  PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the operation of its business. On September 13, 1999 and October 11, 1999, two putative class action lawsuits were filed in the United States District Court, Central District of California, Southern Division, against the Company and its then principal officers, Steven
W. Rebeil and Dominic J. Magliarditi entitled Mary Ellen Harrington, On Behalf of Herself and All Others Similarly Situated v. 2TheMart.com, Inc., Steven W. Rebeil, and Dominic J. Magliarditi (No. SACV99-1127 DOC (ANX)) and Vinh D. Diep, On Behalf of Herself and All Others Similarly Situated v. 2TheMart.com, Inc., Steven W. Rebeil, and Dominic J. Magliariditi (No. SACV99-1255 DOC (EEX). In December 1999, the complaints were consolidated into a consolidated complaint (the "Complaint"). The Complaint alleges, on behalf of a class of individuals who purchased shares of the Company's common stock between January 19, 1999 and August 26, 1999, that the defendants engaged in a plan to defraud the market and purchasers of the Company's common stock in violation of section 10(b) of the Exchange Act, SEC Rule 10b-5 and Section 20(a) of the Exchange Act (as against Mr. Rebeil and Mr. Magliarditi) by failing to disclose material facts or making material misstatements of fact regarding the status of the Company's Web site. The Complaint seeks compensatory damages for themselves and for the class

The Company and its defendant officers and directors believe that the lawsuits are without merit and that they have meritorious defenses to the above actions. The Company has tendered the action to its insurers and plans on vigorously defending the litigation. The Company believes that it has adequate insurance coverage to meet any potential losses, subject to a $250,000 deductible. However, failure to successfully defend the action which results in an award greater than the Company's insurance coverage, could have a material adverse effect on the Company's results of operations, liquidity and financial condition.

In March 2000, the defendants filed a motion to dismiss with prejudice all claims made in the Complaint for failure to state a claim. A decision on such motion is expected in 2000.

ITEM  2  -  CHANGES  IN  SECURITIES

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

On May 15, 2000, the Company agreed to vest all of Thomas N. Benjamin, the Company's former Vice President of Strategic Planning & Analysis's unvested options (resulting in 500,000 options being vested and to adjust the exercise price of all 500,000 options to $0.01 per share, resulting in a charge to compensation expense of approximately $870,000. As a result of the repricing, the value of these options will be adjusted each reporting period based on the fair value of the underlying stock at that date.

In June 2000, the Company issued 26,000 shares of "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) Common Stock to an "accredited" individual, in consideration for consulting services valued at $26,000. The issuance was an isolated transaction not involving a public offering and consequently conducted under an exemption under Section 4(2) of the Securities Act of 1933.

ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report

ITEM  5  -  OTHER  INFORMATION

On May 15, 2000, Thomas N. Benjamin, the Company's Vice President of Strategic Planning & Analysis, resigned his position as an officer of the Company but remained employed by the Company. The Company accepted his resignation as an officer and agreed to keep all other provisions of Mr. Benjamin's Employment Offer Letter dated September 3, 1999, in full force and effect.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

     27.1  Financial  Data  Schedule

(B)     REPORTS  ON  FORM  8-K

On March 29, 2000, the Company filed a Report on Form 8-K regarding the resignation of its then independent accountants Grant Thornton.

                             SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                2TheMart.com,  Inc.

Date:  June 7, 2000                             By: /s/ Steven W. Rebeil
                                                Steven W. Rebeil
                                                Chairman of the Board